Form 10-Q
period 2021-03-31
USHG Acquisition Corp.
filed 2021-05-24
CIK 1836894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

USHG Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-40109	85-4281417
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

853 Broadway, 17th Floor New York, New York		10010
(Address of Principal Executive Offices)		(Zip Code)

(212) 228-3585

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	HUGSU	New York Stock Exchange
Class A common stock, par value $0.0001 per share	HUGS	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	HUGSW	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 24, 2021, 28,750,000 Class A common stock, par value $0.0001 per share, and 6,934,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

USHG ACQUISITION CORP.

Quarterly Report on Form 10-Q

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

USHG Acquisition Corporation

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$861,890	$24,120
Deferred offering costs associated with proposed public offering	—	255,000
Prepaid expenses	499,558	—

Total current assets	1,361,448	279,120
Cash held in trust account	287,501,416	—
Other assets	414,486	—

Total assets	289,277,350	279,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued offering and formation costs	$23,545	$265,000

Total current liabilities	23,545	265,000
Warrant liabilities	10,397,500	—
Deferred underwriting compensation	15,812,500	—
Deferred legal fees	591,548	—

Total liabilities	26,825,093	265,000

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 25,745,225 shares at redemption value	257,452,250	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,004,775 shares and -0- shares issued and outstanding (excluding 25,745,225 -0- shares subject to possible redemption), as of March 31, 2021 and December 31, 2020, respectively	300	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,934,500 shares issued and outstanding, as of March 31, 2021 and December 31, 2020	693	693
Additional paid-in capital	1,242,705	23,427
Retained earnings (accumulated deficit)	3,756,309	(10,000)

Total stockholders’ equity	5,000,007	14,120

Total Liabilities and Stockholders’ Equity	$289,277,350	$279,120

The accompanying notes are an integral part of these financial statements.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

USHG Acquisition Corporation

Condensed Statement of Operations

For the Three months ended March 31, 2021

(Unaudited)

Formation and operating costs	$62,123

Loss from operations	(62,123)
Other Income (Expense):
Change in fair value of warrant liabilities	4,585,000
Offering costs allocated to derivative warrant liabilities	(757,984)
Interest and dividend income	1,416

Net Income	3,766,309

Weighted average shares outstanding of Class A common stock, basic and diluted	25,500,411

Basic and diluted net income per ordinary share, Class A	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	6,934,500

Basic and diluted net loss per ordinary share, Class B	$0.54

The accompanying notes are an integral part of these financial statements.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

USHG Acquisition Corporation

Condensed Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2021

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	6,934,500	$693	$23,427	$(10,000)	$14,120
Sale of Units in initial public offering, less fair value of public warrants	28,750,000	2,875	—	—	274,367,958	—	274,370,833
Offering costs	—	—	—	—	(15,845,672)	—	(15,845,672)
Excess of cash received over fair value of warrants sold to Sponsor	—	—	—	—	146,667	—	146,667
Change in Class A common stock subject to possible redemption	(25,745,225)	(2,575)	—	—	(257,449,675)	—	(257,452,250)
Net income	—	—	—	—	—	3,766,309	3,766,309

Balance as of March 31, 2021 (unaudited)	3,004,775	$300	6,934,500	693	1,242,705	3,756,309	5,000,007

The accompanying notes are an integral part of these financial statements.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

USHG Acquisition Corporation

Condensed Statement of Cash Flows

For the three months ended March 31, 2021

(Unaudited)

Cash Flows from Operating Activities
Net income	$3,766,309
Adjustments to reconcile net income to net cash used in operating activities
Change in fair value of warrant liabilities	(4,585,000)
Offering costs allocated to derivative warrant liabilities	757,984
Interest earned on investment held in Trust Account	(1,416)
Changes in operating assets and liabilities
Prepaid expenses	(499,558)
Other assets	(414,486)
Accrued expenses	5,000

Net cash used by operating activities	(971,167)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class A common stock and warrants	289,500,000
Proceeds from note payable to related party	334,000
Repayment of note payable to related party	(334,000)
Payment of other offering costs	(191,063)

Net cash provided by financing activities	289,308,937

Net increase in cash	837,770
Cash—beginning of period	24,120

Cash—end of period	861,890

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$255,680,490

Change in value of Class A ordinary shares subject to possible redemption	$1,771,760

Warrant liabilities in connection with initial public offering and private placement	$14,982,500

Deferred offering costs included in accrued offering costs	$23,545

Deferred offering costs paid through promissory note—related party	$185,062

Deferred legal fees	$591,548

Deferred underwriting compensation	$15,812,500

The accompanying notes are an integral part of these financial statements.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

USHG Acquisition Corp. (the “Company”) is a blank check company formed as a Delaware corporation on December 4, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from December 4, 2020 (inception) through March 31, 2021 relates to the Company’s formation and its Initial Public Offering (the “Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.

On March 1, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $287,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 1,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”), to USHG Investments, LLC (the “Sponsor”), generating gross proceeds to the Company of $2,000,000, which is described in Note 3.

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon completion of the Initial Public Offering.

Following the closing of the Initial Public Offering on March 1, 2021, an amount of $287,500,000 ($10 per Unit) of the proceeds from the Initial Public Offering, including $15,812,500 of the underwriters’ deferred discount was placed in a trust account located in the United States at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the Initial Public Offering held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares of the Company properly tendered in connection with a shareholder vote to amend the Company’s Second Amended and Restated Certificate of Incorporation, which was adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”) (i) to modify the substance or timing of its obligation to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of all of the Public Shares if it is unable to complete its Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering are held in the Trust Account with American Stock Transfer & Trust Company, LLC acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 6) prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, executive officers and directors will have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account,

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses).

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with Company’s prospectus for its Initial Public Offering as filed with the SEC on February 5, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Revision of Prior Period Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for its Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has revised the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive income (loss) at each reporting date.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s prior accounting treatment for the Warrants was equity classification rather than as derivative liabilities. Accounting for the Warrants as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants to their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has revised the value and classification of the Warrants in our financial statements included herein.

Subsequent to the Company’s 8-K filing on March 5, 2021, the Company identified and corrected the following errors in connection with the preparation of the financial statement for the 8-K balance sheet as of March 1, 2021:

	As of
	March 1, 2021
	As Reported	As Revised	Difference
Balance Sheet
Warrant liability	$—	$14,982,500	$14,982,500
Total Liabilities	17,427,266	32,409,766	14,982,500
Class A common stock subject to possible redemption	267,911,880	254,922,510	(12,989,370)
Class A common stock, $0.0001 par value	196	326	130
Additional paid-in capital	5,014,569	5,772,419	757,850
Accumulated deficit	(15,450)	(773,434)	(757,984)
Total Stockholder’s Equity	5,000,008	5,000,004	(4)

In addition, the impact to the balance sheet dated March 1, 2021, filed on Form 8-K on March 5, 2021, related to the impact of accounting for public and private warrants as liabilities at fair value resulted in an approximately $15.0 million increase to the warrant liabilities line item at March 1, 2021 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. There is no change to total stockholders’ equity at any reported balance sheet date.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $861,890 in cash and no cash equivalents as of March 31, 2021.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants has been estimated using a Monte Carlo simulation model. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. See Note 6 for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the value of the Warrants.

Cash Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in cash.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in March 2021, the offering costs were allocated using the relative fair values of the Company common stock and its public and private warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s common stock were recognized in additional paid-in capital.

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Class B shares will automatically convert into Class A shares at the time of the Business Combination subject to adjustment.

The Company’s unaudited condensed statement of operations includes a presentation of net income per share for shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for the Initial Public Offering Class A redeemable shares is dividing the dividends and interest held in Trust Account of $1,416 for the quarter ended March 31, 2021, by the weighted average number of Initial Public Offering Class A redeemable shares of 25,500,411 outstanding since issuance. Net income per share, basic and diluted, for Class B non-redeemable shares for the quarter ended March 31, 2021 is calculated by dividing the net income of $3,766,309, less income attributable to the Initial Public Offering Class A redeemable shares of $1,416, by the weighted average number of Class B non-redeemable shares outstanding for the period.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s provision for income taxes and deferred tax assets were deemed to be de minimis as of March 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering and Private Placement

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company completed a sale of 1,333,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to the Sponsor, generating gross proceeds to the Company of $2,000,000. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination. So long as the Private Placement Warrants are held by the Sponsor, the Private Placement Warrants will not be redeemable for cash by the Company and will be exercisable on a cashless basis.

Note 4—Related Party Transactions

Founder Shares

On December 29, 2020, the Sponsor paid an aggregate of $24,120 in exchange for the issuance of 6,934,500 shares of Class B common stock (the “Founder Shares”). In January 2021, the Sponsor made a charitable contribution of 115,000 of the Founder Shares to Share Our Strength, a 501(c)(3) nonprofit organization. On March 1, 2021, the underwriters exercised the over-allotment option in full; thus the common stock are no longer subject to forfeiture.

The Initial Stockholders have agreed not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (1) one year after the completion of the initial Business Combination and (2) subsequent to the Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends and similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination (provided that the 30-trading day period must be completed prior to any such transfer, assignment or sale), or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s Public Stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2021, the Company has paid $20,000 for the services provided through the Administrative Services Agreement, $10,000 of which are recorded as a prepaid expense on the unaudited condensed balance sheet.

Note 5—Commitments & Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement entered into prior to the closing of the Initial Public Offering. The holders of these securities may at any time, and from time to time, request in writing that the Company register the resale of any or all of these securities on Form S-3 or any similar short form registration statement that may be available at such time; provided, however, that the Company shall not be obligated to effect such request through an underwritten offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 3,750,000 additional units at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full, and purchased an additional 3,750,000 units at closing of the Initial Public Offering. As of March 31, 2021, the Company has incurred $15,812,500 in deferred underwriting costs $757,984 of which were recognized in other expenses with the reminder recorded in stockholders’ equity.

Deferred legal fees

The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of March 31, 2021, the Company recorded approximately $592,000 in deferred legal fees in connection with such agreements in the accompanying balance sheet.

Note 6—Warrant Liability

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchaser or such purchaser’s permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the last reported sale price (the “closing price”) of shares of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of shares of Class A common stock;

•

if, and only if, the last reported sale price of Class A common stock equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which of redemption is sent to the warrant holders.

The “fair market value” shall mean the volume-weighted average price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 3,004,775 shares of Class A common stock issued and outstanding, excluding 25,745,225 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 29, 2020, 6,934,500 shares of Class B common stock were issued. In January 2021, the Sponsor made a charitable contribution of 115,000 Sponsor Founder Shares to Share Our Strength, a 501 (c)(3) nonprofit organization. Prior to or in connection with the Company’s initial Business Combination, the Company may issue up to an additional 253,000 shares of Class B common stock (such shares, the “Discretionary Allocation Shares”) to persons who assist the Company, or agree to assist the Company, in varying capacities, which may include, without limitation, identifying a Business Combination partner, consummating the initial Business Combination or post-Business Combination advisory or similar services.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares, including the Discretionary Allocation Shares, will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all shares of common stock that were issued and outstanding upon completion of the Initial Public Offering, plus (ii) the Discretionary Allocation Shares and plus (iii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any shares of Class A common stock or equity-linked securities issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of working capital loans.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021, indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

	Held-To-Maturity	Level	Fair Value
March 31, 2021	U.S. Treasury Securities	1	$287,501,416

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$—	$—	$9,104,167	$9,104,167
Private Placement Warrants	—	—	1,293,333	1,293,333

Total warrant liabilities	$—	$—	$10,397,500	$10,397,500

The Private Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the volatility rate. The volatility rate range applied was 14%—23% based on implied volatilities from selected publicly traded warrants.

As of March 31, 2021, the Public Warrants had not surpassed the 52-day threshold waiting period to be publicly traded in accordance with the Prospectus filed March 5, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of March 31, 2021, the Company valued the Public Warrants using Monte Carlo simulation model and has classified the Public Warrants as Level 3.

USHG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At issuance	As of March 31, 2021
Exercise price	$11.50	$11.50
IPO price	$10.00	$10.00
Implied stock price range (or underlying asset price)	$9.79 - $10.01	$9.63 - $9.84
Volatility	14% - 23%	10% - 18%
Term	6.00	6.00
Risk-free rate	0.92%	1.15%
Dividend yield	0.0%	0.0%

The following table presents a summary of the changes in the fair value of the Warrants:

	Public	Private Placement
	Warrant Liability	Warrant Liability
Fair value, March 1, 2021	$13,129,167	$1,853,333
Recognized gain on change in fair value	(4,025,000)	(560,000)

Fair value, March 31, 2021	$9,104,167	$1,293,333

Note 9 — Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated subsequent events that occurred after the balance sheet date up to the date the condensed financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to USHG Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to USHG Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on December 4, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, equity and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsor is USHG Investments, LLC, a Delaware limited liability company. The registration statement for the Initial Public Offering was declared effective on February 24, 2021. On March 1, 2021, we consummated the Initial Public Offering of 28,750,000 units (“Units” and, with respect to the Class A common stock included in the units being offered, the “public shares”), including 3,750,000 over-allotment Units, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $784,282, inclusive of approximately $15.8 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 1,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $2.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering was held in a trust account (“Trust Account”) located in the United States with American Stock Transfer & Trust Company, LLC acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 1, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust account including interest earned on the funds held in the Trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of approximately $3.77 million, which consisted of approximately $0.06 million in formation and operating costs and approximately $0.76 million in offering costs allocated to derivative warrant liabilities, offset by approximately $4.59 million gain from change in fair value of warrant liabilities and approximately $0.01 million income on funds held in the Trust Account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.55 per Unit, or $15,812,500 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 25,745,225 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Net Income (Loss) Per Share of Common Stock

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest and dividend income earned on the Trust Account, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

Warrant Liability

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants has been estimated using a Monte Carlo simulation model. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of the below.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our Initial Public Offering in March 2021.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 25, 2021. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants that do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 9,583,333 public warrants and 1,333,333 private placement warrants and determined that the warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we had a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes that may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2021, we consummated the Initial Public Offering of 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $287,500,000. Goldman Sachs & Co. LLC and Piper Sandler & Co acted as joint book-running managers for the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252802). The Securities and Exchange Commission declared the registration statement effective on February 24, 2021.

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 1,333,333 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $2,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, $287,500,000 was placed in the Trust Account.

We incurred approximately $791,156 for offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $15,812,500 in underwriting discounts.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1+	Underwriting Agreement, dated February 24, 2021, between the Company and Goldman Sachs & Co. LLC and Piper Sandler & Co., as representative of the several underwriters.

3.1+	Second Amended and Restated Certificate of Incorporation, dated February 24, 2021.

3.2++	Bylaws

4.1+	Warrant Agreement, dated February 24, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent.

10.1+	Investment Management Trust Agreement, dated February 24, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as trustee.

10.2+	Registration Rights Agreement, dated February 24, 2021, among the Company and certain security holders named therein.

10.3+	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and the Sponsor.

10.4+	Letter Agreement, dated February 24, 2021, between the Company and the Sponsor.

10.5+	Letter Agreement, dated February 24, 2021, between the Company and each of its officers and directors.

10.6+	Letter Agreement, dated February 24, 2021, between the Company and Share Our Strength.

10.7+	Indemnity Agreement, dated February 24, 2021, between the Company and Daniel H. Meyer.

10.8+	Indemnity Agreement, dated February 24, 2021, between the Company and Adam D. Sokoloff.

10.9+	Indemnity Agreement, dated February 24, 2021, between the Company and Tiffany F. Daniele.

10.10+	Indemnity Agreement, dated February 24, 2021, between the Company and J. Kristofer Galashan.

10.11+	Indemnity Agreement, dated February 24, 2021, between the Company and Lisa Skeete Tatum.

10.12+	Indemnity Agreement, dated February 24, 2021, between the Company and Mark A. Leavitt.

10.13+	Indemnity Agreement, dated February 24, 2021, between the Company and Walter E. Robb.

10.14+	Indemnity Agreement, dated February 24, 2021, between the Company and Randy Garutti.

10.15+	Indemnity Agreement, dated February 24, 2021, between the Company and Heidi S. Messer.

10.16+	Indemnity Agreement, dated February 24, 2021, between the Company and Robert K. Steel.

10.17+	Administrative Support Agreement, dated February 24, 2021, between the Company and the Sponsor.

10.18++	Amendment No. 1 to Securities Subscription Agreement, dated January 6, 2021, between the Company and the Sponsor.

10.19+++	Promissory Note, dated February 2, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished.
+	Filed previously on the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021.
++	Filed previously on the Company’s Form S-1, filed with the SEC on February 5, 2021.
+++	Filed previously on the Company’s Form S-1/A, filed with the SEC on February 12, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USHG ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Adam D. Sokoloff
	Name:	Adam D. Sokoloff
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Tiffany F. Daniele
	Name:	Tiffany F. Daniele
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)