Form 10-Q
period 2021-06-30
USHG Acquisition Corp.
filed 2021-08-16
CIK 1836894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
August 16, 2021
,
28,750,000
 Class A common stock, par value $0.0001 per share, and 6,934,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

USHG ACQUISITION CORP.
Quarterly Report
on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
USHG Acquisition Corp.
Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$770,670	$24,120
Deferred offering costs associated with proposed public offering	—	255,000
Prepaid expenses	479,586	—

Total current assets	1,250,256	279,120
Marketable securities held in trust account	287,505,711	—
Other assets	301,557	—

Total assets	$289,057,524	$279,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,231	$—
Franchise tax payable	100,000	—
Due to related party	1,567	—
Accrued offering and formation costs	16,050	265,000

Total current liabilities	168,848	265,000
Warrant liabilities	11,266,966	—
Deferred underwriting compensation	15,812,500	—
Deferred legal fees	613,708	—

Total liabilities	27,862,022	265,000

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 25,619,550 shares at redemption value	256,195,500	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,130,450 shares and -0- shares issued and outstanding (excluding 25,619,550 -0- shares subject to possible redemption), as of June 30, 2021 and December 31, 2020, respectively	313	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,934,500 shares issued and outstanding, as of June 30, 2021 and December 31, 2020	693	693
Additional paid-in capital	2,457,282	23,427
Retained earnings (accumulated deficit)	2,541,714	(10,000)

Total stockholders’ equity	5,000,002	14,120

Total Liabilities and Stockholders’ Equity	$289,057,524	$279,120

The accompanying notes are an integral part of these
condensed
financial statements.

USHG Acquisition Corp.
Condensed Statements of Operations
Three and Six Months Ended June 30, 2021
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Formation and operating costs	$249,424	$311,547
Franchise tax expense	100,000	100,000

Loss from operations	(349,424)	(411,547)
Other Income (Expense):
Change in fair value of warrant liabilities	(869,466)	3,715,534
Offering costs allocated to derivative warrant liabilities	—	(757,984)
Interest on marketable securities	4,295	5,711

Net Income (Loss)	(1,214,595)	2,551,714

Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	28,750,000

Basic and diluted net income per share of Class A common stock	$0.00	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	6,934,500	6,934,500

Basic and diluted net loss per share of Class B common stock	$(0.18)	$0.37

The accompanying notes are an integral part of these
condensed
financial statements.

USHG Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Equity
Three and Six months ended June 30, 2021
(Unaudited)

	Common Stock				Additional Paid- In Capital	Retained Earnings	Total
	Class A		Class B
	Shares	Amount	Shares	Amount		(Accumulated Deficit)	Stockholders’ Equity
Balance as of January 1, 2021	—	$—	6,934,500	$693	$23,427	$(10,000)	$14,120
Sale of Units in initial public offering, less fair value of public warrants	28,750,000	2,875	—	—	274,367,958	—	274,370,833
Offering costs	—	—	—	—	(15,845,672)	—	(15,845,672)
Excess of cash received over fair value of warrants sold to Sponsor	—	—	—	—	146,667	—	146,667
Change in Class A common stock subject to possible redemption	(25,745,225)	(2,575)	—	—	(257,449,675)	—	(257,452,250)
Net income	—	—	—	—	—	3,766,309	3,766,309

Balance as of March 31, 2021(unaudited)	3,004,775	$300	6,934,500	$693	$1,242,705	$3,756,309	$5,000,007

Offering costs related to Initial Public Offering	—	—	—	—	(42,160)	—	(42,160)
Change in Class A common stock subject to possible redemption	125,675	13	—	—	1,256,737	—	1,256,750
Net loss	—	—	—	—	—	(1,214,595)	(1,214,595)

Balance as of June 30, 2021 (unaudited)	3,130,450	$313	6,934,500	$693	$2,457,282	$2,541,714	$5,000,002

The accompanying notes are an integral part of these
condensed
financial statements.

USHG Acquisition Corp.
Condensed Statement of Cash Flows
Six Months Ended June 30, 2021
(Unaudited)

For the six months ended June 30, 2021
Cash Flows from Operating Activities
Net income	$2,551,714
Adjustments to reconcile net income to net cash used in operating activities
Amortization of prepaid insurance	174,769
Change in fair value of warrant liabilities	(3,715,534)
Offering costs allocated to derivative warrant liabilities	757,984
Interest earned on marketable securities in Trust Account	(5,711)
Formation and operating expenses funded by Sponsor	1,567
Changes in operating assets and liabilities
Prepaid expenses	(541,426)
Other assets	(414,486)
Accounts payable	31,231
Franchise tax payable	100,000
Accrued expenses	6,050

Net cash used by operating activities	(1,053,842)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class A common stock and warrants	289,500,000
Proceeds from note payable and advances from related party	334,000
Repayment of note payable and advances from related party	(334,000)
Payment of offering costs	(199,608)

Net cash provided by financing activities	289,300,392

Net increase in cash	746,550
Cash—beginning of period	24,120

Cash—end of period	$770,670

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$1,272,990

Warrant liabilities in connection with initial public offering and private placement	$14,982,500

Deferred offering costs included in accounts payable	$20,000

Deferred legal fees	$613,708

Deferred underwriting compensation	$15,812,500

The accompanying notes are an integral part of these
condensed
financial statements.

USHG ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021
(Unaudited)
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
As of June 30, 2021, the Company had not yet commenced operations. All activity through June 30, 2021 relates to the Company’s formation and its Initial Public Offering (the “Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.
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
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders’
equity upon completion of the Initial Public Offering and during the current quarter ended June 30, 2021.
Following the closing of the Initial Public Offering on March 1, 2021, an amount of $287,500,000 ($10 per Unit) of the proceeds from the Initial Public Offering, including $15,812,500 of the underwriters’ deferred discount was placed in a trust account located in the United States at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the Initial Public Offering held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares of the Company properly tendered in connection with a stockholder
 vote to amend the Company’s Second Amended and Restated Certificate of Incorporation, which was adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”) (i) to modify the substance or timing of its obligation to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of all of the Public Shares if it is unable to complete its Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering are held in the Trust Account with American Stock Transfer & Trust Company, LLC acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with Company’s prospectus for its Initial Public Offering as filed with the SEC on February 25, 2021, and Form
10-Q
for the three months ended March 31, 2021 as filed with the SEC on May 24, 2021.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $770,670 in cash and no cash equivalents
, outside of the funds held in the Trust Account,
as of June 30, 2021.
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
Cash Held in Trust Account
At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were invested
in
money marked funds
.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet
.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
As of June 30, 2021 and December 31, 2020 the carrying values of cash, accounts payable, franchise tax payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.
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
The Company’s unaudited condensed statement of operations includes a presentation of net income per share for shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for the Initial Public Offering Class A redeemable shares is dividing income attributable to Class A redeemable shares, net of allocated franchise taxes, for the three and six months ended June 30, 2021, respectively, by the weighted average number of Initial Public Offering Class A redeemable shares outstanding. Net earnings per share, basic and diluted, for Class B non-redeemable shares for the three and six months ended June 30, 2021 is calculated by dividing the net income (loss)
of $(1,214,595) and $2,551,714,
less income attributable to the Initial Public Offering Class A redeemable shares, net of allocated franchise taxes, respectively, by the weighted average number of Class B non-redeemable shares outstanding for the corresponding period.

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s provision for income taxes and deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company has entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company has paid $20,000 and $50,000 for the services provided through the Administrative Services Agreement, $10,000 of which are recorded as a prepaid expense on the unaudited condensed balance sheet as of June 30, 2021.
Note 5—Commitments and Contingencies
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
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 3,750,000 additional units at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full, and purchased an additional 3,750,000 units at closing of the Initial Public Offering. As of June 30, 2021, the Company has incurred $15,812,500 in deferred underwriting costs $757,984 of which were recognized in other expenses with the reminder recorded in stockholders’ equity.
Deferred legal fees
The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of June 30, 2021, the Company recorded approximately $613,000 in deferred legal fees in connection with such agreements in the accompanying balance sheet.
Note 6—Warrant Liability
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
 day after the closing of the initial Business

Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Note 7—Stockholders’ Equity
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31,2020, there were 3,130,450 shares and 0 shares of Class A common stock issued and outstanding, respectively, excluding 25,619,550 shares and 0 shares of common stock subject to possible redemption, respectively.
Class
 B Common Stoc
k — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 29, 2020, 6,934,500 shares of Class B common stock were issued. In January 2021, the Sponsor made a charitable contribution of 115,000 Sponsor Founder Shares to Share Our Strength, a 501 (c)(3) nonprofit organization. Prior to or in connection with the Company’s initial Business Combination, the Company may issue up to an additional 253,000 shares of Class B common stock (such shares, the “Discretionary Allocation Shares”) to persons who assist the Company, or agree to assist the Company, in varying capacities, which may include, without limitation, identifying a Business Combination partner, consummating the initial Business Combination or post-Business Combination advisory or similar services.
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
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Note 8 — Fair Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
The Company’s investments held in the Trust Account is investments in money market funds that invest in U.S. government securities. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

The following table presents the estimated fair values of investments held in the Trust Account as of June 30, 2021:

Held-To-Maturity	Level	Fair Value
U.S. Treasury Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$287,505,711

The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$9,870,833	$—	$—	$—
Private Placement Warrants	—	—	1,396,133	1,396,133

Total warrant liabilities	$9,870,000	$—	$1,396,133	$11,266,966

The Private Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the volatility rate. The volatility applied was 16% based on implied volatilities from selected publicly traded warrants.
Beginning on April 19, 2021, the Public Warrants began trading under the ticker HUGSW. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants. Accordingly, as of June 30, 2021, the observable input qualifies the liability for treatment as a Level 1 liability. As of March 31, 2021, the Company valued the Public Warrants using Monte Carlo simulation model and classified the Public Warrants as Level 3. Except for the Public Warrants being classified as Level 1 liability as of June 30, 2021, there were no transfer in or out of Level 3 classification during the quarter ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 30, 2021
Exercise price	$11.50
IPO price	$10.00
Implied stock price range (or underlying asset price)	$9.70
Volatility	16%
Term	5.83
Risk-free rate	1.01%
Dividend yield	0.0%
The following table presents a summary of the changes in the fair value of the Warrants:

	Public	Private Placement
	Warrant Liability	Warrant Liability

Fair value, March 1, 2021	$13,129,167	$1,853,333
Recognized gain on change in fair value	(4,025,000)	(560,000)

Fair value, March 31, 2021	$9,104,167	$1,293,333

Recognized loss on change in fair value	766,666	102,800

Fair value, June 30, 2021	$9,870,833	$1,396,133

Note 9 — Subsequent Events
In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s Quarterly Report on Form
10-Q
for the three months ended March 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 24, 2021 and the Company’s final prospectus for its initial public offering (the “Initial Public Offering”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
For the three months ended June 30, 2021, we had a net loss of approximately $1.21 million, which consisted of approximately $0.24 million in formation and operating costs, approximately $0.1 million in franchise tax expense, and approximately $0.87 million loss from change in fair value of warrant liabilities, offset by and approximately $0.004 million income on funds held in the Trust Account.
For the six months ended June 30, 2021, we had a net income of approximately $2.55 million, which consisted of approximately $0.31 million in formation and operating costs, approximately $0.1 million in franchise tax expense. and approximately $0.76 million in offering costs allocated to derivative warrant liabilities, offset by approximately $3.7 million gain from change in fair value of warrant liabilities and approximately $0.005 million income on funds held in the Trust Account.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
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

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 25,619,550 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.
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
Recent accounting standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in
Rules 13a-15(e)
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate the presentation of the Company’s warrants as equity instead of liability.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 25, 2021 and our quarterly report on Form
10-Q
for the three months ended March 31, 2021 filed with the SEC on May 24, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus or our quarterly report on Form
10-Q
for the three months ended March 31, 2021 filed with the SEC on May 24, 2021 filed with the SEC.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USHG ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Adam D. Sokoloff
	Name:	Adam D. Sokoloff
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Tiffany F. Daniele
	Name:	Tiffany F. Daniele
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)