Form 10-Q
period 2021-09-30
USHG Acquisition Corp.
filed 2021-11-16
CIK 1836894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
12
, 2021, 28,750,000 Class A common stock, par value $0.0001 per share, and 6,934,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

USHG ACQUISITION CORP.
Quarterly Report
on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
USHG Acquisition Corp.
Condensed Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$631,308	$24,120
Deferred offering costs associated with proposed public offering	—	255,000
Prepaid expenses	469,504	—

Total current assets	1,100,812	279,120
Marketable securities held in trust account	287,510,052	—
Other assets	187,387	—

Total assets	$288,798,251	$279,120

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$19,650	$—
Franchise tax payable	150,000	—
Accrued offering and formation costs	23,995	265,000

Total current liabilities	193,645	265,000
Warrant liabilities	9,339,814	—
Deferred underwriting compensation	15,812,500	—
Deferred legal fees	613,708	—

Total liabilities	25,959,667	265,000

Commitments and Contingencies
Common stock subject to possible redemption, 28,750,000 shares at $10.00 redemption value	287,500,000	—
Stockholders’ Equity ( Deficit ) :
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 and no shares subject to possible redemption), as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,934,500 shares issued and outstanding	693	693
Additional paid-in capital	—	23,427
Retained earnings (accumulated deficit)	(24,662,109)	(10,000)

Total stockholders’ (deficit) equity	(24,661,416)	14,120

Total Liabilities and Stockholders’ (Deficit) Equity	$288,798,251	$279,120

The accompanying notes are an integral part of these condensed financial statements.

USHG Acquisition Corp.
Condensed Statements of Operations
Three and Nine Months Ended September 30, 2021
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Formation and operating costs	$238,414	$549,959
Franchise tax expense	50,000	150,000

Loss from operations	(288,414)	(699,959)
Other Income (Expense):
Change in fair value of warrant liabilities	1,927,152	5,642,686
Offering costs allocated to derivative warrant liabilities	—	(757,984)
Interest on marketable securities	4,342	10,052

Net Income	$1,643,080	$4,194,795

Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	22,536,630

Basic and diluted net income per share of Class A common stock	$0.05	$0.14

Weighted average shares outstanding of Class B common stock, basic and diluted	6,934,500	6,934,500

Basic and diluted net income per share of Class B common stock	$0.05	$0.14

The accompanying notes are an integral part of these condensed financial statements.

USHG Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Equity (Deficit)
Three and Nine months ended September 30, 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class B
	Shares	Amount
Balance as of January 1, 2021	6,934,500	$693	$23,427	$(10,000)	$14,120
Excess cash received over fair value of Private Placement Warrants	—	—	146,667	—	146,667
Accretion of Class A Common Stock to redemption value	—	—	(170,094)	(28,804,744)	(28,974,838)
Net income	—	—	—	3,766,309	3,766,309

Balance as of March 31, 2021 (as restated)	6,934,500	$693	$—	$(25,048,435)	$(25,047,742)
Accretion of Class A Common Stock to redemption value for additional offering cost s incurred in the period	—	—	—	(42,160)	(42,160)
Net loss	—	—	—	(1,214,594)	(1,214,594)

Balance as of June 30, 2021 (as restated)	6,934,500	$693	$—	$(26,305,189)	$(26,304,496)
Net income	—	—	—	1,643,080	1,643,080

Balance as of September 30, 2021	6,934,500	$693	$—	$(24,662,109)	$(24,661,416)

The accompanying notes are an integral part of these condensed financial statements.

USHG Acquisition Corp.
Condensed Statement of Cash Flows
Nine Months Ended September 30, 2021
(Unaudited)

For the Nine Months ended September 30, 2021
Cash Flows from Operating Activities
Net income	$4,194,795
Adjustments to reconcile net income to net cash used in operating activities
Change in fair value of warrant liabilities	(5,642,686)
Offering costs allocated to derivative warrant liabilities	757,984
Interest earned on marketable securities in Trust Account	(10,052)
Changes in operating assets and liabilities
Prepaid expenses	(469,504)
Other assets	(187,387)
Accounts payable	19,650
Franchise tax payable	150,000
Accrued expenses	13,995

Net cash used by operating activities	(1,173,205)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class A common stock and warrants	289,500,000
Proceeds from note payable and advances from related party	336,017
Repayment of note payable and advances from related party	(336,017)
Payment of offering costs	(219,607)

Net cash provided by financing activities	289,280,393

Net increase in cash	607,188
Cash—beginning of period	24,120

Cash—end of period	$631,308

Supplemental disclosure of noncash investing and financing activities:
Deferred legal fees	$613,708

Deferred underwriting compensation	$15,812,500

Deferred offering costs included in accrued expenses	$255,000

The accompanying notes are an integral part of these condensed financial statements.

USHG ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021
(Unaudited)
Note 1—Description of Organization and Business Operations
USHG Acquisition Corp. (the “Company”) is a blank check company formed as a Delaware corporation on December 4, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).
As of September 30, 2021, the Company had not yet commenced operations. All activity through September 30, 2021 relates to the Company’s formation and its Initial Public Offering (the “Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.
On March 1, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $287,500,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 1,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”), to USHG Investments, LLC (the “Sponsor”), generating gross proceeds to the Company of $2,000,000, which is described in Note 4.
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders’ equity upon completion of the Initial Public Offering and during the current quarter ended September 30, 2021.
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

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 7) prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to an
y
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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement
s
do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Restatement of Previously Issued Financial Statements
In connection with the preparation of th
e
 Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, including the exercise of the underwriters’ overallotment option, it had improperly valued its Class A common stock subject to possible redemption. The Company previously classified as temporary equity the Class A common stock subject to possible redemption to be equal to the redemption value of

$10.00
per Class A common stock, while also taking into consideration that a redemption cannot result in net tangible assets being less than
$5,000,001.
Management determined that the Class A common stock issued during the Initial Public Offering, including the shares purchased in the exercise of the underwriters’ overallotment option, can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all Class A common stock subject to possible redemption. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income pro rata between the Class A common stock and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company.
This reclassification adjustment resulted in no change in the Company’s total assets, liabilities, or operating results. The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Common stock subject to possible redemption	$256,195,500	$31,304,500	$287,500,000
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	313	(313)	—
Class B common stock - $0.0001 par value	693	—	693
Additional paid-in capital	2,457,282	(2,457,282)	—
Accumulated deficit	2,541,714	(28,846,903)	(26,305,189)

Total Stockholders’ equity (deficit)	$5,000,002	$(31,304,498)	$(26,304,496)

	Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	28,750,000	—	28,750,000
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	6,934,500	—	6,934,500
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.00	$(0.03)	$(0.03)
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(0.18)	$0.15	$(0.03)

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	28,750,000	(9,371,547)	19,378,453
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	6,934,500	—	6,934,500
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.00	$0.10	$0.10
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.37	$(0.27)	$0.10

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Common stock subject to possible redemption	$257,452,250	$30,047,750	$287,500,000
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	300	(300)	—
Class B common stock - $0.0001 par value	693	—	693
Additional paid-in capital	1,242,705	(1,242,705)	—
Accumulated deficit	3,756,309	(28,804,744)	(25,048,435)

Total Stockholders’ equity (deficit)	$5,000,007	$(30,047,749)	$(25,047,742)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	25,500,411	(15,597,633)	9,902,778
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	6,934,500	—	6,934,500
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.00	$0.22	$0.22
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.54	$(0.32)	$0.22

	As of March 1, 2021
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Common stock subject to possible redemption	$254,922,510	$32,577,490	$287,500,000
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	326	(326)	—
Class B common stock - $0.0001 par value	693	—	693
Additional paid-in capital	5,772,419	(5,772,419)	—
Accumulated deficit	(773,434)	(28,804,744)	(29,578,178)

Total Stockholders’ equity (deficit)	$5,000,004	$(34,577,489)	$(29,577,485)

Note 3—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with Company’s prospectus for its Initial Public Offering as filed with the SEC on February 25, 2021 and the Form
10-Q
for the three and six months ended June 30, 2021 as filed with the SEC on August 16, 2021.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $631,308 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2021.
Warrant Liability
The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40-15-7D
and 7F under which the Warrants do not meet the criteria for equity treatment an
d
 must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. See Note 7 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the Warrants.
Cash Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were invested in money-market funds.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
The Class A common stock subject to possible redemption reflected on the balance sheet as September 30, 2021 are reconciled in the following table:

Gross proceeds	$287,500,000

Less:
Proceeds allocated to public warrants	(13,129,167)
Class A shares offering costs at closing	(15,845,671)
Additional offering costs incurred during the three months ended June 30, 2021	(42,160)

Plus:
Total accretion of carrying value to redemption value	29,016,998

Class A common stock subject to possible redemption	$287,500,000

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
As of September 30, 2021 and December 31, 2020 the carrying values of cash, accounts payable, franchise tax payable, and accrued expenses, approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in a money market fund which is primarily invested in U.S. Treasury securities. The fair value for trading securities is determined using quoted market prices in active markets.
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in March 2021, the offering costs were allocated using the relative fair values of the Company common stock and its public and private warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s common stock were charged against temporary equity.
Net Income Per Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted income per share, because the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The Class B shares will automatically convert into Class A shares at the time of the Business Combination subject to adjustment.
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share, basic and diluted for Class A common stock is calculated by dividing the pro rata allocation of net income to Class A shares of $1,323,783 and $3,207,768 for the three and nine months ended September 30, 2021, respectively, by the weighted average number of Class A common stock outstanding for the period. Net income per share basic and diluted for Class B common stock is calculated by dividing the pro rata allocation of net income to shares of Class B common stock of $319,297 and $987,027 for the three and nine months ended September 30, 2021, respectively, by the weighted average number of Class B common stock outstanding for the period.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s provision for income taxes and deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 202
4
 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance but does not expect the adoption o
f
 this guidance to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 4—Initial Public Offering and Private Placement
Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one share of Class A common stock and one-third of
one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
Simultaneously with the closing of the Initial Public Offering, the Company completed a sale of 1,333,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to the Sponsor, generating gross proceeds to the Company of $2,000,000. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering, except that the Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination. So long as the Private Placement Warrants are held by the Sponsor, the Private Placement Warrants will not be redeemable for cash by the Company and will be exercisable on a cashless basis.
Note 5—Related Party Transactions
Founder Shares
On December 29, 2020, the Sponsor paid an aggregate of $24,120 in exchange for the issuance of 6,934,500 shares of Class B common stock (the “Founder Shares”). In January 2021, the Sponsor made a charitable contribution of 115,000 of the Founder Shares to Share Our Strength, a 501(c)(3) nonprofit organization. On March 1, 2021, the underwriters exercised the over-allotment option in full to purchase 904,500 founder shares.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds that we refer to as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company has entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company has paid $30,000 and $80,000 for the services provided through the Administrative Services Agreement, $10,000 of which was recorded as a prepaid expense on the unaudited condensed balance sheet as of September 30, 2021.
Note 6—Commitments and Contingencies
Registration and Stockholder Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement entered into prior to the closing of the Initial Public Offering. The holders of these securities may at any time, and from time to time, request in writing that the Company register the resale of any or all of these securities on
Form S-3 or
any similar short form registration statement that may be available at such time; provided, however, that the Company shall not be obligated to fulfill such request through an underwritten offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 3,750,000 additional units at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased an additional 3,750,000 units at closing of the Initial Public Offering. As of September 30, 2021, the Company has incurred $15,812,500 in deferred underwriting costs, all of which was recorded as a reduction to temporary stockholders’ equity.
Deferred legal fees
The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of September 30, 2021, the Company recorded approximately $613,708 in deferred legal fees in connection with such agreements in the accompanying balance sheet.
Note 7—Warrant Liability
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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to th
e
 Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchaser or such purchaser’s permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
Note 8—Stockholders’ Equity
 (
Deficit
)
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At both September 30, 2021 and December 31,2020, there were no shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of common stock subject to possible redemption.
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
Note 9—Fair Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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

The following table presents the estimated fair values of investments held in the Trust Account as of September 30, 2021:

Held-To-Maturity	Level	Fair Value
U.S. Treasury Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$287,510,052

The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$8,193,750	$—	$—	$8,193,750
Private Placement Warrants	—	—	1,146,064	1,146,064

Total warrant liabilities	$8,193,750	$—	$1,146,064	$9,339,814

The Private Placement Warrants wer
e
 valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the volatility rate. The volatility applied was 14.25% based on implied volatilities from selected publicly traded warrants.
Beginning on April 19, 2021, the Public Warrants began trading under the ticker HUGSW. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants. Accordingly, as of June 30, 2021, the observable input qualifies the liability for treatment as a Level 1 liability. As of March 31, 2021, the Company valued the Public Warrants at their public trading price and classified the Public Warrants as Level 1. There were no transfers between levels during the quarter ended September 30, 2021.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of September 30, 2021
Exercise price	$11.50
IPO price	$10.00
Underlying asset price (per share)	$9.71
Volatility	14.25%
Time to Maturity (Years)	5.71
Risk-free rate	1.10%
Dividend yield	0.00%
The following table presents a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, March 01, 2021	$13,129,167	$1,853,333	$14,982,500
Recognized loss on change in fair value	(4,025,000)	(560,000)	(4,585,000)

Fair value, March 31, 2021	$9,104,167	$1,293,333	$10,397,500

Recognized gain on change in fair value	766,666	102,800	869,466

Fair value, June 30, 2021	$9,870,833	$1,396,133	$11,266,966

Recognized loss on change in fair value	(1,677,083)	(250,069)	(1,927,152)

Fair value, September 30, 2021	$8,193,750	$1,146,064	$9,339,814

Note 10—Subsequent Events
In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued. The Company evaluated subsequent events that occurred after the balance sheet date up to the date the condensed financial statements were issued and, except as described below, the Company has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.
On November 8, 2021, the Company entered into an Investment Agreement and Plan of Merger (the “Investment Agreement”) with Panera Brands, Inc., a Delaware corporation (“Panera”), and Rye Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Panera (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Panera (the “Merger”).
Upon the terms and subject to the conditions set forth in the Investment Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s Class A common stock and each issued and outstanding share of the Company’s Class B common stock will be converted into the right to receive a number of shares of Panera’s common stock, par value $0.01 per share (“Panera Common Stock”) at an exchange ratio of $10.00 divided by the public offering price per share in the Panera IPO (as defined below). In addition, at the Effective Time, each issued and outstanding warrant of the Company will be assumed by Panera and will relate to Panera Common Stock (each, a “Warrant”) (with the number of shares of Panera Common Stock underlying each Warrant adjusted in accordance with the terms of the Investment Agreement).
The consummation of the proposed Transactions (as defined in the Investment Agreement) is subject to the receipt of the requisite approval of the stockholders of the Company (such approval, the “HUGS stockholder approval”) and the fulfillment of certain other conditions, including the consummation of Panera’s initial public offering of Panera Common Stock (the “Panera IPO”).

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s Quarterly Report on Form
10-Q
for the three months ended March 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 24, 2021 and the Company’s final prospectus for its initial public offering (the “Initial Public Offering”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on December 4, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses or entities (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below), our shares, debt, or a combination of cash, equity, and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
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
Recent Developments
On November 8, 2021, the Company entered into an Investment Agreement and Plan of Merger (the “Investment Agreement”) with Panera Brands, Inc., a Delaware corporation (“Panera”), and Rye Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Panera (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Panera (the “Merger”).
Upon the terms and subject to the conditions set forth in the Investment Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s Class A common stock and each issued and outstanding share of the Company’s Class B common stock will be converted into the right to receive a number of shares of Panera’s common stock, par value $0.01 per share (“Panera Common Stock”) at an exchange ratio of $10.00 divided by the public offering price per share in the Panera IPO (as defined below). In addition, at the Effective Time, each issued and outstanding warrant of the Company will be assumed by Panera and will relate to Panera Common Stock (each, a “Warrant”) (with the number of shares of Panera Common Stock underlying each Warrant adjusted in accordance with the terms of the Investment Agreement).
The consummation of the proposed Transactions (as defined in the Investment Agreement) is subject to the receipt of the requisite approval of the stockholders of the Company (such approval, the “HUGS stockholder approval”) and the fulfillment of certain other conditions, including the consummation of Panera’s initial public offering of Panera Common Stock (the “Panera IPO”).
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of approximately $1,643,080, which consisted of approximately $238,414 in formation and operating costs and $50,000 in franchise tax expense, offset by an $1,927,152 gain from change in fair value of warrant liabilities and by $4,342 in interest income from funds held in the Trust Account.
For the nine months ended September 30, 2021, we had a net income of approximately $4,194,795, which consisted of approximately $549,959 in formation and operating costs, $150,000 in franchise tax expense and approximately $757,984 in offering costs allocated to derivative warrant liabilities, offset by $5,642,686 gain from change in fair value of warrant liabilities and $10,052 in income from funds held in the Trust Account.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
Contractual Obligations
The underwriters are entitled to a deferred fee of $0.55 per Unit, or $15,812,500 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
We have entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We will make payments to the Sponsor until the earlier of the completion of the Initial Business Combination or the liquidation of the trust assets. We paid $30,000 and $80,000 for the services provided through the Administrative Services Agreement for the three and nine months ended September 30, 2021, respectively.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet. The Class A common stock subject to possible redemption reflected on the balance sheet as September 30, 2021 are reconciled in the following table:

Gross proceeds	$287,500,000

Less:
Proceeds allocated to public warrants	(13,129,167)
Class A shares offering costs at closing	(15,845,671)
Additional offering costs incurred during the three months ended June 30, 2021	(42,160)

Plus:
Total accretion of carrying value to redemption value	29,016,998

Class A common stock subject to possible redemption	$287,500,000

Net Income Per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex features of the Company’s Class A common stock, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.
Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
In light of this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and improving identification of third-party professionals with whom to consult regarding complex accounting applications. Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 25, 2021 and our most recent quarterly report on Form
10-Q
for the three months ended June 30, 2021 filed with the SEC on August 16, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus or our quarterly report on Form
10-Q
for the three months ended June 30, 2021 filed with the SEC on August 16, 2021.
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
The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, $287,500,000 was placed in the Trust Account.
We incurred approximately $833,315 for offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $15,812,500 in underwriting discounts.
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

USHG ACQUISITION CORP.

Date: November 16, 2021	By:	/s/ Adam D. Sokoloff
	Name:	Adam D. Sokoloff
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Tiffany F. Daniele
	Name:	Tiffany F. Daniele
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)