Form 10-K
period 2021-12-31
USHG Acquisition Corp.
filed 2022-03-14
CIK 1836894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

USHG ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40109	85-4281417
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

853 Broadway, 17th Floor New York, New York		10010
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212)
228-3585
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	HUGSU	New York Stock Exchange
Class A common stock, par value $0.0001 per share	HUGS	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	HUGSW	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditor PCAOB ID Number:	Auditor Name:	Auditor Location:
100	WithumSmith + Brown, PC	New York, New York, United States of America
The aggregate market value of the registrant’s Class A common stock held by non-affiliates
of the registrant was $278,875,000 based on the closing sales price on the New York Stock Exchange as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
As of December
31, 2021, there were 28,750,000 shares of Class A common stock, $0.0001 par value (“Class A common stock”), and 6,934,500 shares of Class B common stock, $0.0001 par value (“Class B common Stock”), issued and outstanding, respectively.

Unless otherwise stated in this Annual Report on Form
10-K
(this “Form
10-K”),
references to:

•
“amended and restated certificate of incorporation” are to the second amended and restated certificate of incorporation that the Company adopted prior to the consummation of our initial public offering (the “Initial Public Offering”);

•	“Board” are to our board of directors;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;

•
“Founder Shares” are to shares of our Class B common stock initially issued to our Sponsor in a private placement prior to the Initial Public Offering, including those shares subsequently contributed by our Sponsor to Share Our Strength, the additional 253,000 shares of Class B common stock that may be issued prior to or in connection with our initial Business Combination (as defined below) (the “Discretionary Allocation Shares”) and the shares of our Class A common stock that will be issued upon the automatic conversion of the Class B common stock at the time of our initial Business Combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

•
“management” or our “management team” are to our executive officers and directors (including our director nominees who will become directors in connection with the consummation of the Initial Public Offering);

•
“public shares” are to shares of our Class A common stock sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•
“public warrants” are to our warrants sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market) and to any Private Placement Warrants (as defined below) or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or officers or directors (or permitted transferees) following the consummation of our initial Business Combination;

•	“Sponsor” are to USHG Investments, LLC, a Delaware limited liability company;

•	“USHG” are to Union Square Hospitality Group, LLC, an affiliate of our Sponsor; and

•	“we,” “us,” “our,” the “Company” or “our company” are to USHG Acquisition Corp., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Form
10-K
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “expect,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form
10-K
may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following the Initial Public Offering.
The forward-looking statements contained in this Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form
10-K
entitled “
Risk Factors
.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1.	Business
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
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 1, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
The consummation of the proposed Transactions (as defined in the Investment Agreement) is subject to the receipt of the requisite approval of our stockholders and the fulfillment of certain other conditions, including the consummation of Panera’s initial public offering of Panera Common Stock (the “Panera IPO”).
Competitive Strengths: What Characteristics Have Helped USHG Succeed and Will Help Us Succeed
We believe that the culture, reputation and network of USHG, along with our management team, Board and Advisory Council, will provide us with differentiated access to a deep pipeline of investment opportunities. Within this pipeline, we believe our team and Board’s capabilities will enable us to consummate a combination that creates value for our stockholders over time. Our competitive strengths include:

•	Unique Culture of “ Enlightened Hospitality ” : We believe in an innate and universal human drive to receive and give hospitality, which can provide a lasting competitive advantage.

•	Enlightened Hospitality can enable organizations to attract and retain the best talent, by taking care of team members first, and creating a unifying purpose to company culture.

•	Enlightened Hospitality can drive deep and emotional connections with customers, resulting in long- term brand value.

•	Enlightened Hospitality can lead to responsible growth by being mindful of a brand’s obligations towards all stakeholders, while creating long-term shareholder value.
The involvement of several members of our management team in building USHG’s track record makes us uniquely equipped to assist target companies improve their business model by deploying Enlightened Hospitality as tailored to their business.

•
Building Category Disruptive Brands
: Since 1985, USHG has created and nurtured lasting brands that fill a void in the marketplace and delight consumers. Its early ventures, starting with Union Square Cafe, redefined what a restaurant, bar or café should mean to consumers and communities. USHG built Shake Shack into a global brand that redefined what a fast casual experience could represent. As USHG has extended into other ventures beyond the hospitality sector, USHG has broadened its management team and board to include experts in technology, branding and other relevant functions to enable it to contribute to the growth of businesses across multiple industry verticals. USHG is affiliated with Enlightened Hospitality Investments, a growth equity fund with recent investments in software companies, such as a leading disruptive reservation management system; internet services, such as a website management platform, and consumer brands, such as a high growth direct-to-consumer
hair care company. These and other companies in Enlightened Hospitality Investment’s portfolio are, we believe, successfully revolutionizing their respective industries and delighting users. We believe that the involvement of several members of our management team in building USHG’s enterprise and their brand-building experience has relevance across industries, where thriving stakeholder experience can drive outsized financial performance. We intend to use this collective experience to identify and combine with a target that will likewise disrupt its industry.

•	Scaling & Expanding Rapidly: Our management team, Board and Advisory Council have expertise in prudently pursuing rapid growth and expansion through their involvement with USHG and other brands. USHG has created 30 brands, including Shake Shack, which began as a humble hot dog cart in Madison Square Park in 2004, and has now grown to become a publicly traded company with over 300 locations across 15 countries. USHG’s catering and events, venue management and consulting business operates at the premium end of its industries and has expanded in recent years to become a national brand. We believe USHG’s track record of growth and innovation will make the strong ties of several members of our management team to USHG a valuable resource for us.

Business Strategy: Why We Believe We Will Succeed
Our acquisition and value creation strategy will be to identify, acquire and scale a company with a people-first culture that complements the experience of our management team, Board and Advisory Council and can benefit from our deep relationships and expertise across functions. We plan to utilize the extensive relationship network and experience of our management team and Board to maintain a deep pipeline of potential targets that align with our investment strategy. We intend to distinguish ourselves through:

•
Deep Relevance of
Enlightened Hospitality
. Our philosophy of Enlightened Hospitality guides everything we do, and we will seek to partner and combine with a business that shares this philosophy and cares deeply for all of its stakeholders—from employees to customers, communities, suppliers and investors. We believe this approach has broad applicability and appeal to target companies looking to grow sustainably. We believe this differentiated approach to growing a business and selectivity will make us an attractive partner.

•
Blue-
Chip
Reputation and Broad Public
 & Private Company Experience
. Danny Meyer is a highly-regarded founder and leader of multiple notable companies, including USHG and Shake Shack. In addition, he has served on the board of several public companies, including OpenTable, Sotheby’s and The Container Store. Additionally, Mr. Meyer currently serves on the board of Olo, Inc. (NYSE: OLO). Our officers are, and our Board and Advisory Council are comprised of, executives who have public and private company leadership experience from a variety of industries such as private equity, financial services, consumer and retail, healthcare and technology.

•
Notable Operating
 & Investing Track Record
. We expect to benefit from the collective experience of our management team, along with USHG and EHI, in operating brands across the restaurant, retail, consumer packaged goods,
e-Commerce
and technology sectors. Their experience will provide us deep cross-functional expertise in branding, marketing, technology, real estate, organizational culture, and leadership development. By deploying these capabilities, our management team will be well-positioned to amplify the growth of companies within their platforms.

•
Differentiated Access to Investment Opportunities
. We believe that USHG’s reputation, track record and extensive relationship network will provide us with access to a deep pipeline of acquisition opportunities, including proprietary situations that would be difficult for others to replicate. Our collective network includes, among others, founder entrepreneurs and management teams, private equity and venture capital investors, investment bankers, consultants and other professionals. We expect that the personal relationships that members of USHG’s management team have with companies and executives through USHG’s operational consulting business, which has advised over 150 companies spanning multiple industries, may provide us with access to additional attractive potential combination partners across industries, numerous companies and executives.

Acquisition Criteria: What We Seek and How We Will Add Value
We intend to leverage our competitive advantage in deal sourcing to identify attractive potential targets. We will focus on target businesses that will materially benefit from our collective expertise and where we are best positioned to augment the value of the target following the completion of the initial Business Combination. We believe that USHG’s reputation, experience and track record across multiple business lines will make us a preferred partner for these potential targets. We intend to focus our search for Business Combination targets on culture-driven businesses across a range of industries, including technology,
e-Commerce,
food and beverage, health and retail and consumer goods, although we may pursue an acquisition in any business industry or sector.
Consistent with USHG’s philosophy of Enlightened Hospitality, we have identified the following general, non-exclusive
criteria that we will utilize to screen and evaluate prospective target businesses. We will seek to acquire a business that we believe:

•
Has a Distinct People-First Culture that Aligns with Our Core Values
.    We believe that USHG’s philosophy of Enlightened Hospitality transcends industry sectors, and that the common thread in successful businesses is a people-first culture. We believe these core values that prioritize hospitality will drive a virtuous cycle—beginning with a commitment to employees and subsequently to all stakeholders, including customers, communities, suppliers and investors. In short, we will seek to acquire a business that people love doing business with, no matter the industry in which it operates.

•
Has a Superior Leadership Team with a Clear Vision and Strategy
.    We will seek to acquire a business with a tested, dynamic and forward-thinking leadership team who puts their people first. We believe that partnering with gifted teams who share this culture and have the vision for growth, as well as the passion to execute that growth, will drive sustainable results for every stakeholder. Where necessary, we may also look to complement and enhance the capabilities of the target business’s leadership team by recruiting additional talent through our extensive network and strong relationships.

•
Is Growth-Oriented and Scalable with a Large, Addressable Market Opportunity
.    We are interested in scaling employee-first businesses that are market leaders with a competitive moat, built to endure. We expect to pursue a target business that is a category disruptor in an industry with attractive dynamics and significant embedded or underexploited growth opportunities.

•
Is
Positioned at a Key Inflection Point
of its
Growth Trajectory
.    We will seek to combine with a business that has demonstrated historical success, but can benefit from our like-minded culture, extensive network and deep experience in order to reach its ultimate potential. We will leverage the collective expertise of our team and advisors to provide strategic advice and value-added knowledge and capabilities. This may include, but is not limited to, enhancement of operational or financial performance, investment in technology, innovation to develop new products or services and accelerating growth through inorganic initiatives.

The above criteria is not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial Business Combination, which, would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (“SEC”).
Our Acquisition Process
In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company.
We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with USHG, our Sponsor, officers, directors or members of our Advisory Council (the “Advisory Council”). In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, USHG or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view.
Members of our, USHG’s management teams, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial Business Combination. Each of our officers and directors, as well as our, USHG’s management teams, may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such Business Combination.
Each of our directors, director nominees and officers, as well as those of USHG, presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will be permitted by our organizational documents to discharge his or her fiduciary or contractual obligations to present such opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officers of the company and it is an opportunity that we are able to complete on a reasonable basis.
USHG and our Sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial Business Combination. In addition, USHG and our Sponsor, officers, and directors are not required to commit any specified amount of time or resources to our affairs and, accordingly, will have conflicts of interest in allocating management time and resources among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.
Initial Business Combination
So long as our securities are then listed on the New York Stock Exchange (the “NYSE”), our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with our initial Business Combination. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

We may, at our option, subject to applicable law, pursue an acquisition jointly with one or more entities affiliated with USHG. Any such parties may co-invest with
us in the target business at the time of our initial Business Combination or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Form
10-K.
The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our Sponsor, the service providers and their permitted transferees, if any, will equal, in the aggregate, on an as-converted basis,
20% of the sum of the total number of all common stock outstanding upon completion of the Initial Public Offering plus the Discretionary Allocation Shares and plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of our Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of shares of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.
We anticipate structuring our initial Business Combination so that the post-Business Combination company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-Business Combination company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.
To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in us incurring losses and will reduce the funds we can use to complete another Business Combination.
Status as a Public Company
We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.
Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial Business Combination, negatively.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of our Class A common stock that is held by non-affiliates
equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our Class A common stock held by non-affiliates
equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of shares of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of the prior June 30.
Effecting our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our equity, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of shares of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.
Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Form
10-K
and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms, including one or more of the underwriters or one of their respective affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is), except as set forth herein with respect to the issuance of the Discretionary Allocation Shares. We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, USHG, or our officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of USHG, or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Delaware law.
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

Lack of Business Diversification
For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.
Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek stockholder approval for business or other reasons.
Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would typically be required for our initial Business Combination if, for example:

•	We issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then-outstanding (other than in a public offering);

•
Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in issued and outstanding common stock or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of common stock will result in our undergoing a change of control.
The decision as to whether we will seek stockholder approval of a proposed Business Combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed Business Combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to stockholders.
Permitted Purchases and Other Transactions with Respect to Our Securities
If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination.
Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (i) vote in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of tender offer or proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such stockholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the stockholder meeting related to our initial Business Combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public stockholder has properly elected to redeem its shares, if a Business Combination does not close. Our sponsor, Share Our Strength and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial Business Combination, and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock.
Limitations on Redemptions
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.
If we held a stockholder vote to approve our initial Business Combination, we will, pursuant to our amended and restated certificate of incorporation: conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial Business Combination.
If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. In such case, our Sponsor, Share Our Strength and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial Business Combination. As a result, in addition to our Sponsor’s Founder Shares, the Founder Shares held by Share Our Strength and the Discretionary Allocation Shares, we would need 9,375,001, or 37.5% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised) of the 25,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor, Share Our Strength and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a Business Combination, and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock.
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation: conduct the redemptions pursuant to Rule
13e-4
and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.
Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A common stock in the open market, in order to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder approval
If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.
Delivering Stock Certificates in Connection with a Tender Offer or Redemption Rights
Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder’s meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its stock certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the Business Combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months from the closing of the Initial Public Offering or the end of any approved extension of such period.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the Initial Public Offering to consummate an initial Business Combination. If we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering or any approved extension of such period. Our amended and restated certificate of incorporation provides that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Delaware law.
Our sponsor, Share Our Strength and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering or any approved extension of such period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame).
Our sponsor, executive officers, directors and director nominees and Share Our Strength have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the proceeds from the sale of the Private Placement Warrants, and without taking into account interest, if any, earned on the Trust Account, the per-share
redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Goldman Sachs & Co. LLC, Piper Sandler & Co and WithumSmith+Brown, PC. will not execute an agreement with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per public share.
We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 following the Initial Public Offering and the sale of the Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such stockholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or any approved extension of such period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or any approved extension of such period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or any approved extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy or
winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per public share to our public stockholders. Additionally, if we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.”
As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination within 24 months or such longer period as approved by the stockholders and reflected in our amended and restated certificate of incorporation from the closing of the Initial Public Offering, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or any approved extension period, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.
Facilities
We currently maintain our executive offices at 853 Broadway, 17th Floor, New York, NY 10003. The cost for our use of this space is included in the $10,000 per month fee we paid and will pay to an affiliate of our Sponsor for our office space, administrative and support services. We consider our current office space adequate for our current operations.
Employees
We currently have
two non-employee executive
officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information
We have registered our units, shares of Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. We will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates
equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our Class A common stock held by non-affiliates
equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of shares of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors
As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 853 Broadway, 17th Floor, New York, New York, 10010. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our units trade on NYSE under the symbol “HUGSU.” The Class A common stock and warrants trade on NYSE under the symbols “HUGS” and “HUGSW,” respectively.
Holders
On March 8, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 2 holders of record of our Class B common stock and 2 holders of record of our warrants.
Securities Authorized for Issuance Under Equity Compensation Plans.
None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.
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
The SEC declared the registration statement effective on February 24, 2021. Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the Private Placement of an aggregate of 1,333,333 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $2,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Selected Financial Data
As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
References to the “Company,” “our,” “us” or “we” refer to USHG Acquisition Corp. The following discussion and analysis of our’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking
statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible Business Combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-K.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated on December 4, 2020 as a Delaware corporation and formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt, or a combination of cash, equity, and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our Sponsor is USHG Investments, LLC, a Delaware limited liability company. The registration statement for the Initial Public Offering was declared effective on February 24, 2021. On March 1, 2021, we consummated the Initial Public Offering of 28,750,000 Units, including 3,750,000 over-allotment Units, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $833,316, inclusive of approximately $15.8 million in deferred underwriting commissions.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 1,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $2.0 million.
Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering was held in the Trust Account located in the United States with American Stock Transfer & Trust Company, LLC acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 1, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments
On November 8, 2021, the Company entered into the Investment Agreement with Panera and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger.
Upon the terms and subject to the conditions set forth in the Investment Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s Class A common stock and each issued and outstanding share of the Company’s Class B common stock will be converted into the right to receive a number of shares of Panera Common Stock at an exchange ratio of $10.00 divided by the public offering price per share in the Panera IPO). In addition, at the Effective Time, each issued and outstanding warrant of the Company will be assumed by Panera and will relate to Panera Common Stock (each, a “Warrant”) (with the number of shares of Panera Common Stock underlying each Warrant adjusted in accordance with the terms of the Investment Agreement).
The consummation of the proposed Transactions is subject to the receipt of the requisite approval of the stockholders of the Company (such approval, the “HUGS stockholder approval”) and the fulfillment of certain other conditions, including the consummation of the Panera IPO.
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
For the year ended December 31, 2021, we had a net loss of $6,970,265, which consists of formation and operating costs of $1,836,359, unrealized gain on marketable securities held in the Trust Account of $16,155, transaction costs allocated to derivative warrant liability of $757,984, change in fair value of derivative warrant liabilities of $4,392,077.
For the year ended December 31, 2020, we had a net loss of $10,000, which consists of formation and operating costs of $10,000.
Related Party Transactions
Founder Shares
On December 29, 2020, our Sponsor paid $24,120, or approximately $0.003 per share, to cover certain of our offering and formation costs in consideration of 6,934,500 shares of Class B common stock, par value $0.0001. In January 2021, our Sponsor made a charitable contribution of 115,000 of those shares to Share Our Strength. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 21.714% of the issued and outstanding shares upon completion of the Initial Public Offering. Following the consummation of the Initial Public Offering and prior to or in connection with our initial Business Combination, we may issue up to an additional 253,000 shares of Class B common stock to the service providers. The Founder Shares and the Discretionary Allocation Shares (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of:
(A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of our Class A common stock equals or exceeds $12.00 per share

(as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial Business Combination (provided that the
30-trading
day must be completed prior to any such transfer, assignment or sale), or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of our Class A common stock for cash, securities or other property.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 1,333,333 Private Placement Warrants to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $2.0 million.
Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within 24 months from the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.
The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.
Related Party Loans
Affiliates of our Sponsor have agreed to loan us up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. As of February 4, 2021, we have borrowed all $300,000 available under the promissory note with affiliates of our Sponsor. These loans are non-interest
bearing, unsecured and were due at the earlier of December 31, 2021 and the closing of our Initial Public Offering. The loan was repaid in full on February 26, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we had no borrowings under the Working Capital Loans.
Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private

Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement entered into prior to the closing of the Initial Public Offering. The holders of these securities may at any time, and from time to time, request in writing that the Company register the resale of any or all of these securities on Form
S-3
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
Administrative Services Agreement
We have entered into an Administrative Services Agreement pursuant to which the Company paid and will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We will make payments to the Sponsor until the earlier of the completion of the Initial Business Combination or the liquidation of the trust assets. We paid $110,000 for the services provided through the Administrative Services Agreement for the year ended December 31, 2021.
Independent Financial Advisory Services
Piper Sandler & Co. is acting as our independent financial advisor as defined under Financial Industry Regulatory Authority Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with our proposed initial Business Combination with Panera. We will pay Piper Sandler & Co. a financial advisory fee of $3,000,000 if we consummate the initial Business Combination with Panera by May 5, 2022 or one year following the termination of the agreement with Piper Sandler & Co.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
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

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet. The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2021 are reconciled in the following table:

Gross proceeds	$287,500,000

Less:
Deferred underwriting fees and other offering costs	(15,887,831)
Proceeds allocated to public warrants	(13,129,167)

Plus:
Total accretion of carrying value to redemption value	29,016,998

Class A common stock subject to possible redemption	$287,500,000

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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account are invested in U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data
Reference is made to Pages
F-1
through
F-19
comprising a portion of this Annual Report on Form
10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon their evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of December 31, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex features of the Company’s Class A common stock, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Management’s Report on Internal Controls over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and improving identification of third-party professionals with whom to consult regarding complex accounting applications. Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Form
10-K,
our directors and officers are as follows:

Name	Age	Position
Danny Meyer	63	Chairman
Adam D. Sokoloff	59	Chief Executive Officer and Director
Tiffany F. Daniele	39	Chief Financial Officer
J. Kristofer Galashan	43	Director
Lisa Skeete Tatum	54	Director
Mark Leavitt	63	Director
Walter Robb	68	Director
Randy Garutti	46	Director
Heidi Messer	52	Director
Robert K. Steel	70	Director
Danny Meyer
 has served as Chairman of our Board since December 2020 and as the Chairman of the board of directors of Shake Shack since January 2010. Mr. Meyer is also the founder and Chief Executive Officer of Union Square Hospitality Group, whose restaurants have earned 28 James Beard Awards among them. Mr. Meyer is also a co-founder
and Managing Partner of Enlightened Hospitality Investments, a growth equity investment fund affiliated with USHG. Mr. Meyer is currently a member of the board of directors of Olo, Inc. (NYSE: OLO), as well as the Madison Square Park Conservancy, and he is also currently the Chair of the New York City Economic Development Corporation. Meyer previously served as a member of the board of directors of The Container Store from 2013 to 2017, Sotheby’s from 2011 to 2015 and OpenTable from 2000 through 2014, as well as the following not-for-profit
organizations: City Harvest, New Yorkers for Parks, Union Square Partnership and NYC & Co. Mr. Meyer earned a bachelor’s degree in political science from Trinity College, where he also served as a Trustee from 2015-2021. We believe his knowledge and experience in leadership of complex organizations, employee-driven culture, and board practices of other major corporations will make him a strategic leader in our identification and pursuit of Business Combination opportunities.
Adam D. Sokoloff
 has served as our Chief Executive Officer and a member of our Board since December 2020. Since November 2019, Mr. Sokoloff has served as the Managing Partner of Asgard Capital Partners (“Asgard”), a merchant banking firm of which Mr. Sokoloff is the sole member. Asgard advises companies and private business owners on capital structure, strategy, capital raising and mergers and acquisitions, and also partners with private equity firms to invest in privately-owned businesses. Asgard invests across several industry sectors, with particular focus on and expertise in consumer products and services, industrial and business services, healthcare, technology and growth equity. From September 2016 through September 2019, Mr. Sokoloff served as a Managing Director in the private equity division at The Carlyle Group (NASDAQ: CG). At Carlyle, Mr. Sokoloff originated and executed investments for the Carlyle Equity Opportunity Fund, which focuses on U.S. middle market private companies, and Carlyle Global Partners, which employs a longer-term investing strategy created to pursue control and non-control
investments that are more suited to a longer duration strategy than traditional private equity. Mr. Sokoloff served on the board of Newport Healthcare, a privately-owned behavioral health business, from July 2017 until Carlyle’s sale of Newport Healthcare in July 2021. From May 2002 through March 2016, Mr. Sokoloff served as a Managing Director and Global Head of the Financial Sponsors Group at Jefferies Financial Group. He served on the firm’s investment banking operating committee, the mergers & acquisitions review committee and the managing director annual review committee. From July 1994 until May 2001, Mr. Sokoloff was a Managing Director in the investment banking department at Bear, Stearns & Co., where he was a member of the financial sponsors and the retail & consumer groups. From July 1988 through March 1994, Mr. Sokoloff served as an associate and then a vice president in the corporate finance department at Drexel Burnham Lambert, a former American investment bank, and its successor company, New Street Capital Corporation. From July 1984 through June 1986, Mr. Sokoloff worked as a financial analyst in the investment banking division at Kidder, Peabody & Co. Mr. Sokoloff currently serves on the Board of Advisors of the University of Pennsylvania’s Museum of Archaeology and Anthropology and on the Board of Advisors of Northwestern University’s Kellogg Finance Network, a network of alumni working in finance. Mr. Sokoloff previously served as a member of the board of Educational Alliance, a community-based organization serving the residents of New York City’s Lower East Side. Mr. Sokoloff is the brother of Mr. Jonathan Sokoloff, who is Managing Partner of Leonard Green & Partners, a leading private equity investment fund and investor in our Sponsor. Mr. Sokoloff received a bachelor’s degree in Economics from the Wharton School of the University of Pennsylvania and a master’s in Business Administration from Northwestern University’s Kellogg School of Management. We believe Mr. Sokoloff is qualified to be on our Board due to his extensive advisory, transactional, capital markets and principal investment experiences, as well as his experience sourcing, diligencing and acquiring businesses.
Tiffany F. Daniele
has served as our Chief Financial Officer since December 2020. Since October 2020, Ms. Daniele has served as the Chief Financial Officer of USHG. From February 2020 through June 2020, Ms. Daniele was Vice President, Financial Planning & Analysis at Cole Haan, Inc. From December 2017 through February 2020, Ms. Daniele was Vice President, Global Corporate Financial Planning & Analysis at Tapestry, Inc., a leading New York-based house of modern luxury accessories and lifestyle brands, comprising the Coach, Kate Spade and Stuart Weitzman brands, all of which have been part of the American fashion landscape for over 25 years. At Tapestry, Ms. Daniele served on the inaugural Inclusion Council, established in 2019 to ensure that people from diverse perspectives and backgrounds are included in business decisions. From January 2012 through December 2017, Ms. Daniele was at Kate Spade & Company, a global retail based company that operated lifestyle brands primarily focused on the sale of accessories and apparel, where she served as Senior Manager of Global Financial Planning & Analysis, then Director of Global Financial Planning & Analysis and Kate Spade Saturday and Jack Spade Finance, then Senior Director of Global Financial Planning & Analysis and International Finance. From June 2010 through January 2012, Ms. Daniele was a Manager of Corporate Business Development and Strategic Planning at Liz Claiborne, Inc., which owned and operated a global portfolio of retail-based premium brands including Juicy Couture, Kate Spade, Lucky Brand and Mexx, as well as a group of department store based brands that included Liz Claiborne, Monet, Dana Buchman, Mac & Jac, Kensie and others. From August 2006 through March 2010, Ms. Daniele was an Associate and then a Senior Associate at Bruckmann, Rosser, Sherill & Co., a New York-based private equity investment firm that specializes in management buyouts and recapitalizations of high quality, lower middle market U.S. companies in the consumer sector with strong market positions and/or growth potential. From July 2004 through June 2006, Ms. Daniele served as an analyst in the global consumer and retail investment banking division at Citigroup. Ms. Daniele received a bachelor’s degree in Commerce from the McIntire School of Commerce of the University of Virginia.
J. Kristofer Galashan
has been a director of the company since February 2021 and has served on the board of directors of USHG since December 2012. Mr. Galashan is a Partner of Leonard Green & Partners where he joined as an associate in 2002. Prior to joining Leonard Green & Partners, he worked in the Investment Banking Division of Credit Suisse First Boston (formerly DLJ) in their Los Angeles office. Mr. Galashan presently serves on the board of directors of The Container Store, LifeTime Fitness, Mister Car Wash, PureGym, Zaxby’s, The

Shade Store, Troon Golf, Milan Laser Hair Removal, and Visual Comfort and previously served on the board of directors for BJ’s Wholesale Club from 2011 to 2019. Mr. Galashan earned a Bachelor of Arts degree in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario. Mr. Galashan was selected to our Board because he possesses particular knowledge and experience in strategic planning and leadership of complex organizations, retail businesses and board practices of other corporations.
Lisa Skeete Tatum
has served as a member of our Board since February 2021 and has served on the board of directors of USHG since April 2018. Ms Skeete Tatum is founder and CEO of Landit, a personalized career pathing platform created to increase the success of women and diverse groups in the workplace. The platform offers a turn-key “one size fits one” solution that enables companies to attract, develop, and retain their talent. Previously, Lisa was a General Partner for over a decade with Cardinal Partners, a $350M+ early-stage healthcare venture capital firm. She also worked for Procter & Gamble. Lisa serves on numerous high growth, public, and nonprofit boards, including Stryker Corporation (NYSE: SYK), World 50, Cornell University Board of Trustees, McCarter Theater, The Lawrenceville School, and the Harvard Business School Board of Dean’s Advisors. Lisa received her BS in chemical engineering from Cornell University and her MBA from Harvard Business School. She is a member of the Kauffman Fellows Class 4 and a 2012 Henry Crown Fellow of the Aspen Institute. She has been featured in the Wall Street Journal, Forbes, Fast Company, Vanity Fair, Fortune, Inc., Black Enterprise, CNBC, BBC Business and named one of the Most Impressive Women Entrepreneurs by Inc. Landit was named one of the Top 10 Innovations That Made Women’s Lives Better by Fast Company.
Mark Leavitt
has served as a member of our Board since February 2021 and has served on the Board of Directors of USHG since October 2015. Mr. Leavitt is also a co-founder
and Managing Partner of Enlightened Hospitality Investments, a growth equity fund affiliated with USHG. Mr. Leavitt currently serves on the boards of Joe Coffee, Salt & Straw, Goldbelly, Dig and Banza, and is a board Observer at Madison Reed. Additionally, Mr. Leavitt is a member of the Council on Chicago Booth for the University of Chicago, and serves on the board of Kyle Abraham/Abraham.In.Motion. In 2020, Mr. Leavitt was included in Nation’s Restaurant News’ Top 50 Technology Power List which features the 50 most influential leaders of technology and innovation in the restaurant industry. Prior to co-founding
EHI, Mr. Leavitt was head of the Technology, Media, and Telecommunications Investment Banking group at Piper Jaffray & Co. He previously served on the boards of Trinity College, the Harlem Globetrotters, Centennial Communications, Citadel Communications, T/SF Communications (TSF), US Radio and Leap Wireless (LEAP) where he also served on the Finance Committee and Transaction Committee during its sale to AT&T. Mr. Leavitt earned a master’s degree in business administration from the University of Chicago Booth School of Business and a bachelor’s degree in economics from Trinity College. Mr. Leavitt’s leadership and general corporate experience make him a valuable asset to our Board.
Walter Robb
has served as a member of our Board since February 2021 and has served on the board of directors of USHG since September 2013. An investor, mentor and advisor to the next generation of American food companies, former co-CEO
of Whole Foods Market, Mr. Robb has a long and varied entrepreneurial history, ranging from natural food retailer to farmer to consultant. Mr. Robb joined Whole Foods Market in 1991 and in 2010 was named co-CEO
along with John Mackey, at which time he joined the Whole Foods Market board of directors. Mr. Robb is a passionate advocate for greater food access in underserved communities and founded the Whole Kids Foundation during his tenure as
Co-CEO.
In 2017, Mr. Robb transitioned his leadership focus to mentoring and supporting the next generation of entrepreneurs through the creation of Stonewall Robb Advisors. Mr. Robb is an Executive in Residence at S2G Ventures and also serves on the board of directors of Tilray Brands Inc. (NASDAQ: TLRY), Apeel Sciences and Hungry. Mr. Robb was selected to our Board because he brings financial and risk assessment experience and has significant retail, entrepreneurial and management experience.
Randy Garutti
has served as a member of our Board since February 2021. Mr. Garutti has served as Shake Shack’s Chief Executive Officer and on Shake Shack’s board of directors since April 2012, leading the company through its IPO in 2015. Mr. Garutti currently serves on the board of directors of Square, Inc. Prior to becoming Chief Executive Officer of Shake Shack, Mr. Garutti served as Chief Operating Officer of SSE Holdings from

January 2010 through April 2012. Prior to joining Shake Shack, Mr. Garutti was the Director of Operations for USHG, overseeing the operations for its restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla. Mr. Garutti graduated with a bachelor’s degree from Cornell University’s School of Hotel Administration. Mr. Garutti brings to his service on our Board his particular knowledge and broad experience in the hospitality business.
Heidi Messer
has served as a member of our Board since February 2021. Ms. Messer has been an active entrepreneur and investor in the digital economy since the commercialization of the Internet. Ms. Messer currently serves as co-Founder
and Chairperson of Collective[i]. Collective[i] is on a mission to help companies around the world forecast, manage and grow revenue. Collective[i]’s global network and application applies artificial intelligence and machine learning to enable sales and other supporting functions to leverage their professional networks and intelligence that optimizes all of their sales activities and processes. Prior to Collective[i], Ms. Messer and her brother, Stephen Messer, co-founded
LinkShare Corporation, host to one of the world’s largest online affiliate networks representing the world’s premier publishers and merchants on the web. The company is widely considered to be a pioneer in the world of SaaS, digital advertising and the sharing economy. Under Ms. Messer’s leadership, LinkShare was recognized by Deloitte and Touche for two consecutive years as the fastest growing technology company in the New York Region. Ms. Messer served as a board member, President and Chief Operating Officer of LinkShare until its sale to Rakuten (4755:JASDAQ) for $425 million. Ms. Messer is a frequent speaker at conferences and universities around the world on artificial intelligence, enterprise technology, entrepreneurship, modern sales, marketing and the future of work. She has been cited in various publications, including The New York Times, The Wall Street Journal, Inc. Magazine, Vogue, the NY Post, The Nikkei, Women’s Wear Daily and Chief Executive Magazine. Ms. Messer has also appeared on national television and radio programs, including the Today Show, Rock Center with Brian Williams, Business Talk Radio, CNBC, Fox News, CBS Morning News and the Fox Morning Show. Ms. Messer has received several honors including being selected as one of the 100 Most Intriguing Entrepreneurs by Goldman Sachs (2012) and is a recipient of the Technology Pioneer Award during Women’s Entrepreneurship Day hosted at the United Nations (2015). Ms. Messer serves on the board of directors of Aperture Investors, the Partnership for NYC and the Partnership Fund for NYC and the Board of Trustees for New York-Presbyterian Hospital. Ms. Messer received a Bachelor of Arts degree from Brown University, graduating Phi Beta Kappa and magna cum laude. She received her juris doctorate from Harvard Law School, graduating cum laude. Ms. Messer brings to the Board extensive technology, investment and executive experience achieved through her roles in the formation and management of various technology companies.
Robert K. Steel
has served as a member of our Board since February 2021. Mr. Steel is a Partner and Chairman of Perella Weinberg Partners. Prior to joining Perella Weinberg Partners in May of 2014, Mr. Steel was New York City’s Deputy Mayor for Economic Development where he was responsible for the Bloomberg Administration’s five-borough economic development strategy and job-creation
efforts, and oversaw such agencies as the Department of Housing Preservation and Development, Department of City Planning, Department of Small Business Services, NYC Economic Development Corporation and NYC & Company, and chaired the Brooklyn Bridge Park board. A key initiative of Mayor Bloomberg’s Administration was to encourage and grow the technology sector of New York City’s economy and Mr. Steel led the applied sciences initiative, which established the Cornell-Technion campus on Roosevelt Island and New York University Center for Urban Science and Progress initiative in Brooklyn, New York. Mr. Steel was previously CEO of Wachovia Corporation, where he oversaw the sale of the bank to Wells Fargo & Co. and served on the Wells Fargo board of directors until 2010. Prior to that, Mr. Steel was Under Secretary for Domestic Finance of the United States Treasury, where he revived the President’s Working Group, the core group to respond to the global economic crisis of 2008. Mr, Steel managed the Department’s Blueprint for Modernized Regulatory Structure, which recommended several of the reforms since pursued by the Obama administration. Mr. Steel also spent nearly 30 years at Goldman Sachs, rising to Head of the Global Equities Division, Vice Chairman of the firm and a member of its Management Committee. He began his Goldman Sachs career in Chicago, and then spent more than seven years in London before returning to the United States to work in the New York headquarters. Mr. Steel also was a member of the board of directors of Barclays from 2005 to 2006 and currently sits on the board of General Dymanics since February 2021. Mr. Steel is a graduate of Duke University and the University of Chicago’s Booth School of Business. Mr. Steel is Chairman Emeritus of the Aspen Institute’s Board of Trustees and has served as Chairman of Duke’s Board of Trustees, Senior Fellow at the Harvard Kennedy School of Government, a member of the FDIC Advisory Committee on Economic Inclusion, Chairman of The After-School Corporation,
co-chair
of the Bloomberg Global Business Council and
Co-Founder
of SeaChange Capital Partners, an organization dedicated to helping nonprofits grow. Mr. Steel’s substantial experience in leadership and management in the public sector qualifies him to serve on our Board.
Our Advisory Council
Our Advisory Council is comprised of Clarence Otis, Jr., Avisheh Avini, Patti Simpson, Kelly MacPherson, Richard Coraine, Darryl “Chip” Wade, Jonathan Sokoloff and Peter Mavrovitis. We anticipate that our Advisory Council will contribute to our efforts in sourcing and evaluating transaction opportunities.
Clarence Otis, Jr.
has served as a member of our Advisory Council since December 2020 and as a member of the board of directors of USHG since 2017. From 2004 to 2014, Mr. Otis served as Chief Executive Officer of Darden Restaurants (NYSE: DRI) (“Darden”). During his twenty-year career with Darden, Mr. Otis also served as the company’s Chief Financial Officer, its Treasurer and as president of one of its restaurant chains. Prior to joining Darden, Mr. Otis spent twelve years as an investment banker, finishing his financial services career as head of the municipal securities unit of a predecessor firm of JP Morgan Chase. He began his professional career as a securities lawyer. Mr. Otis serves on the boards of directors of Verizon Communications (NYSE: VZ), where he is the lead independent director; VF Corporation (NYSE: VFC); Travelers (NYSE: TRV); MFS Funds; Jazz at Lincoln Center; and the Boys & Girls Clubs of America. Mr. Otis earned a law degree from Stanford Law School and a bachelor’s degree in economics and political science from Williams College.
Avisheh Avini
has served on our Advisory Council since December 2020. Ms. Avini is the Chief Legal Officer of USHG, leading the legal function for USHG’s portfolio of businesses. Prior to joining USHG, Ms. Avini was in private practice, with a focus on capital markets and mergers and acquisitions, at Morrison & Foerster, LLP and later at Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, P.C., where she was elevated to Member. Ms. Avini started her career as an international maritime lawyer, first in private practice, where she represented lenders, ship owners and underwriters in maritime-related financial transactions, and then as Assistant General Counsel of Navios Maritime Holdings (NYSE:NM), an international dry bulk shipping concern. She also serves on the board of USHG’s HUGS Fund. Ms. Avini earned her bachelor of arts degree from Barnard College, Columbia University, in art history and French literature, graduating Phi Beta Kappa and magna cum laude; master of arts degree from The Graduate School of Arts and Science, Columbia University, specializing in Middle Eastern studies, graduating magna cum laude; and master of international affairs degree from The School of International and Public Affairs, Columbia University. She also earned her law degree from The School of Law, Tulane University, graduating cum laude.
Patti Simpson
has served on our Advisory Council since December 2020. Ms. Simpson is the Chief People Officer of USHG and oversees all Human Resources, People, and Culture. In her role, Ms. Simpson develops and implements strategic plans that align with USHG’s Family Values (excellence, hospitality, entrepreneurial spirit, and integrity) to further enhance USHG’s philosophy of Enlightened Hospitality, the belief that putting employees first is the key to running a meaningful and sustainable business. Ms. Simpson has a deeply rooted background in HR following her leadership of HR operations for various domestic and international businesses such as TGI Fridays, Ignite Restaurant Group (Joe’s Crab Shack, Brick House Tavern + Tap), Au Bon Pain and, most recently, Ruby Tuesday. Ms. Simpson is the Board President for the USHG HUGS Fund, serves on the Legacy of Hope board of directors as well as on the Human Resource Committee for the Bethesda Project. Ms. Simpson received a BS in Special Education from Cabrini College, attended Villanova University for graduate studies in HRM, and is SPHR certified.
Kelly MacPherson
has served as a member of our Advisory Council since December 2020. Ms. MacPherson has served as the Chief Technology Officer of USHG since October 2020. Ms. MacPherson currently serves as an Advisor for Ovation and OpenCity. From June 2020 through October 2020, Ms. MacPherson served as the interim CTO for USHG as an independent consultant. From February 2012 through December 2019, Ms. MacPherson was the Global CIO for Burger King Corporation and then Global CIO for Restaurant Brands International (RBI), one of the world’s largest quick service restaurant companies and the owners of TIM HORTONS
®
, BURGER KING
®
and POPEYES
®
. Prior to RBI, Ms. MacPherson held senior technology leadership positions at notable global brands, including Abercrombie and Fitch and Hard Rock Cafe. Ms. MacPherson earned a bachelor’s degree in Finance and Economics from the University of St. Thomas in St. Paul, Minnesota.
Richard Coraine
has served on our Advisory Council since December 2020. At present, Mr. Coraine is a Senior Advisor to USHG and a member of the Senior Leadership Team. Over the past 25 years, Mr. Coraine has held multiple leadership positions across USHG, primarily serving as Chief Operations Officer, overseeing the performance of USHG’s brands. As Chief Development Officer, Mr. Coraine directed the conceptualization, incubation, and launch of numerous new businesses. He was also responsible for the launch of Hospitality Quotient, USHG’s leadership development, training and consulting business. For the past 5 years, Mr. Coraine served as Chief of Staff for USHG, liaising between Chief Executive Officer, Danny Meyer and USHG’s
C-Level
Executive team. Mr. Coraine joined USHG as a founding partner in 1996, following leadership with Wolfgang Puck Group and the launch of his own restaurant, Hawthorne Lane, in San Francisco in 1995. Mr. Coraine is a graduate of the University of New Hampshire’s Whittemore School of Business and a graduate of the Culinary Institute of America.
Darryl
“
Chip
”
Wade
has served as a member of our Advisory Council since December 2020. Mr. Wade has served as the President of USHG since May 21, 2019. Prior to USHG, Mr. Wade was with Red Lobster Seafood Co., LLC as the Executive Vice President of Operations from 2012—2018 and Senior Vice President of Operations from 2006—2012. Mr. Wade serves on the Board of Trustees at Johnson & Wales University and board of directors at Youth Villages, and is a senior advisor for Junzi Kitchen. Mr. Wade received a culinary degree from Johnson & Wales College, his B.S. from Widener University, and his M.B.A. from The University of Texas at Dallas.
Jonathan Sokoloff
has served as a member of our Advisory Council since December 2020 and on the board of directors of USHG since 2012. Mr. Sokoloff is a Managing Partner of Leonard Green & Partners, which he joined in 1990. Prior to joining Leonard Green & Partners, Mr. Sokoloff was a Managing Director in Corporate Finance at Drexel Burnham & Lambert. Mr. Sokoloff currently serves on the board of directors of Advantage Solutions, The Container Store, Jetro Cash & Carry, JOANN Stores and Shake Shack. Mr. Sokoloff serves on the Board of Trustees for Melanoma Research Alliance, the Los Angeles County Museum of Art and Williams College. Mr. Sokoloff received a Bachelor of Arts degree from Williams College.
Peter Mavrovitis
has served as a member of our Advisory Council since December 2020. Mr. Mavrovitis joined USHG in 2015 and has served as
Co-Founder
and Managing Partner of Enlightened Hospitality Investments, a growth equity fund affiliated with USHG, since 2016. He is actively involved in the oversight of all the Enlightened Hospitality Investments portfolio companies as well as sourcing new investments. Prior to joining USHG, Mr. Mavrovitis worked in the Investment Banking departments at Piper Jaffray and Jefferies where he worked on numerous initial public offerings and mergers and acquisitions, among other transactions, primarily in the technology, media and telecommunications sectors. Mr. Mavrovitis received a bachelor of arts degree from the University of Chicago.
Number and Terms of Office of Officers and Directors
Our Board is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors elected prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting of stockholders until one year after our first fiscal year end following our listing on the NYSE.

The term of office of the first class of directors, consisting of Danny Meyer, Adam D. Sokoloff and Heidi Messer, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Robert K. Steel, J. Kristofer Galashan and Mark Leavitt, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Lisa Skeete Tatum, Randy Garutti and Walter Robb, will expire at our third annual meeting of stockholders.
Prior to the completion of an initial Business Combination, any vacancy on the Board may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the Board for any reason.
Pursuant to an agreement to be entered into on or prior to the closing of the Initial Public Offering, our Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for election to our Board, as long as the sponsor holds any securities covered by the registration and stockholder rights agreement.
Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the Board.
Director Independence
The NYSE listing standards require that a majority of our Board be independent. Our Board has determined that each of J. Kristofer Galashan, Lisa Skeete Tatum, Mark Leavitt, Walter Robb, Randy Garutti, Heidi Messer and Robert K. Steel are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Committees of the Board
Our Board has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of the NYSE and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Audit Committee
We have established an audit committee of the Board. Robert K. Steel, Mark Leavitt and Lisa Skeete Tatum serve as members of our audit committee. Our Board has determined that each of Robert K. Steel, Mark Leavitt and Lisa Skeete Tatum are independent under the NYSE listing standards and applicable SEC rules. Robert K. Steel serves as the Chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our Board has determined that Robert K. Steel and Mark Leavitt each qualify as an “audit committee financial expert” as defined in applicable SEC rules.
The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

•
reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our Board, with the interested director or directors abstaining from such review and approval.

Nominating Committee
We have established a nominating committee of our Board. The members of our nominating committee are Lisa Skeete Tatum, Heidi Messer and Randy Garutti, and Lisa Skeete Tatum serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our Board has determined that each of Lisa Skeete Tatum, Heidi Messer and Randy Garutti are independent.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which will be specified in a charter to be adopted by us, generally will provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.
The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.
Compensation Committee
We have established a compensation committee of our Board. The members of our compensation committee are Walter Robb, J. Kristofer Galashan, Randy Garutti and Heidi Messer, and Walter Robb serves as chairman of the compensation committee.
Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our Board has determined that each of Walter Robb, J. Kristofer Galashan, Randy Garutti and Heidi Messer are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.
However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Director Nominations
Our nominating and corporate governance committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial Business Combination, the Board will also consider director candidates recommended for nomination by holders of our Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Our nominating and corporate governance committee will recommend to the Board candidates for nomination who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments. In general, in identifying and evaluating nominees for director, our Board considers experience in corporate management such as serving as an officer or former officer of a publicly held company, experience as a board member of another publicly held company, professional and academic experience relevant to our business, leadership skills, experience in finance and accounting or executive compensation practices, whether candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, if applicable, independence and the ability to represent the best interests of our stockholders.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on our website https://www.ushgac.com/corporate-governance/. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.
Corporate Governance Guidelines
Our Board has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the Board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial Business Combination and our liquidation, we reimbursed and will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. We may also issue the Discretionary Allocation Shares to our Sponsor, officers, directors, members of our Advisory Council or their affiliates. Our audit committee reviews, on a quarterly basis, all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 28,750,000 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our Initial Public Offering, and 6,934,500 shares of our Class B common stock outstanding as of March 8, 2022. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one
basis. The table below does not include the shares of Class A common stock underlying the Private Placement Warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Form
10-K.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class
Danny Meyer	—	—	—	—	—
Adam D. Sokoloff	—	—	—	—	—
Tiffany F. Daniele	—	—	—	—	—
J. Kristofer Galashan	—	—	—	—	—
Lisa Skeete Tatum	—	—	—	—	—
Mark Leavitt	—	—	—	—	—
Walter Robb	—	—	—	—	—
Randy Garutti	—	—	—	—	—
Heidi Messer	—	—	—	—	—
Robert K. Steel	—	—	—	—	—
All directors and officers members as a group (10 individuals)(2)	—	—	—	—	—
5% or More Holders:
Davidson Kempner Capital Management(3)	1,946,426	6.77%	—	—	5.45%
USHG Investments, LLC(4)	—	—	6,819,500	98.342%	19.11%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of our stockholders is 853 Broadway, 17th Floor, New York, NY 10003.
(2)
Interests shown consist solely of Founder Shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial Business Combination as described in the section entitled “Description of Securities.”

(3)
According to the Schedule 13G/A filed on February 10, 2022. M.H. Davidson & Co. (“CO”) has shared voting and dispositive power over 54,695 shares of HUGS Class A Stock. Davidson Kempner Partners (“DKP”) has shared voting and dispositive power over 341,792 shares of HUGS Class A Stock. Davidson Kempner Institutional Partners, L.P. (“DKIP”) has shared voting and dispositive power over shares of HUGS Class A Stock. Davidson Kempner International, Ltd. (“DKIL”) has shared voting and dispositive power over 819,445 shares of HUGS Class A Stock. Davidson Kempner Capital Management LP (“DKCM”) has shared voting and dispositive power over 1,946,426 shares of HUGS Class A Stock. Anthony A. Yoseloff (“Mr. Yoseloff”) has shared voting and dispositive power over 1,946,426 shares of HUGS Class A Stock. M.H. Davidson & Co. GP, L.L.C., a Delaware limited liability company, is the general partner of CO. DKCM, a registered investment adviser with the SEC, acts as investment manager to each of CO, DKP, DKIP and DKIL either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund. DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. The managing members of DKCM are Mr. Yoseloff, Eric P. Epstein, Conor Bastable, Shulamit Leviant, Morgan P. Blackwell, Patrick W. Dennis, Gabriel T. Schwartz, Zachary Z. Altschuler, Joshua D. Morris and Suzanne K. Gibbons. Mr. Yoseloff, through DKCM, is responsible for the voting and investment decisions relating to the securities held by CO, DKP, DKIP and DKIL. The address of the principal business office of each of the foregoing persons is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

(4)	The shares reported above are held in the name of our Sponsor. Our Sponsor is controlled by USHG. Certain of our directors, officers and their affiliates hold membership interests in our Sponsor.

Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
On December 29, 2020, our Sponsor paid $24,120, or approximately $0.003 per share, to cover certain of our offering and formation costs in consideration of 6,934,500 shares of Class B common stock, par value $0.0001. In January 2021, our Sponsor made a charitable contribution of 115,000 of those shares to Share Our Strength. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 21.714% of the issued and outstanding shares upon completion of the Initial Public Offering. Following the consummation of the Initial Public Offering and prior to or in connection with our initial Business Combination, we may issue up to an additional 253,000 shares of Class B common stock to the service providers. The Founder Shares and the Discretionary Allocation Shares (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our Sponsor, pursuant to a written agreement, purchased an aggregate of 1,333,333 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($2,000,000 in the aggregate), in a Private Placement that closed simultaneously with the closing of the Initial Public Offering. As such, our Sponsor’s interest in this transaction is valued at approximately $2,000,000. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination.
If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We currently maintain our executive offices at 853 Broadway, 17th Floor, New York, NY 10003. The cost for our use of this space is included in the $10,000 per month fee we paid and will pay to an affiliate of our Sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the NYSE. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. We may also issue the Discretionary Allocation Shares to our Sponsor, officers, directors, members of our Advisory Council or their affiliates. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out of pocket expenses incurred by such persons in connection with activities on our behalf.
Affiliates of our Sponsor have agreed to loan us up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. As of February 4, 2020, we have borrowed all $300,000 available under the promissory note with affiliates of our Sponsor. The loan was repaid upon the closing of our Initial Public Offering out of the offering proceeds not held in the Trust Account. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Pursuant to a registration rights agreement, our Sponsor is entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares, as long as the sponsor holds any securities covered by the registration rights agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 14.	Principal Accountant Fees and Services.

(a)	The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”) for services rendered.

(b)
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum related to audit and review services in connection with our Initial Public Offering and regulatory filings totaled approximately $105,495 for the year ended December 31, 2021.

(c)
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “
Audit Fees
.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we did not pay Withum any audit-related fees.

(d)
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum $6,777 for tax return services, planning and tax advice for the year ended December 31, 2021.

(e)	All Other Fees . All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the year ended December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(f)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

(2)	Financial Statements Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits
We hereby file as part of this Form
10-K
the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.
sec
.gov
.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 24, 2021, between the Company and Goldman Sachs & Co. LLC and Piper Sandler & Co., as representative of the several underwriters. (1)

2.1	Investment Agreement and Plan of Merger, dated November 8, 2021, by and among the Company, Panera and Merger Sub. (3)

3.1	Second Amended and Restated Certificate of Incorporation, dated February 24, 2021. (1)

3.2	Bylaws. (2)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated February 24, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent. (1)

4.5	Description of securities*

10.1	Promissory Note issued in favor of Lux Encore Sponsor, LP, dated September 4, 2020. (2)

10.2	Letter Agreement, dated February 24, 2021, between the Company and the Sponsor. (1)

10.3	Letter Agreement, dated February 24, 2021, between the Company and each of its officers and directors. (1)

10.4	Letter Agreement, dated February 24, 2021, between the Company and Share Our Strength. (1)

10.5	Investment Management Trust Agreement, dated February 24, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as trustee. (1)

10.6	Registration Rights Agreement, dated February 24, 2020, among the Company and certain security holders named therein. (1)

10.7	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and the Sponsor. (1)

10.8	Indemnity Agreement, dated February 24, 2021, between the Company and Daniel H. Meyer. (1)

10.9	Indemnity Agreement, dated February 24, 2021, between the Company and Adam D. Sokoloff. (1)

10.10	Indemnity Agreement, dated February 24, 2021, between the Company and Tiffany F. Daniele. (1)

10.11	Indemnity Agreement, dated February 24, 2021, between the Company and Lisa Skeete Tatum. (1)

10.12	Indemnity Agreement, dated February 24, 2021, between the Company and Mark A. Leavitt. (1)

10.13	Indemnity Agreement, dated February 24, 2021, between the Company and Walter E. Robb. (1)

10.14	Indemnity Agreement, dated February 24, 2021, between the Company and Randy Garutti. (1)

10.15	Indemnity Agreement, dated February 24, 2021, between the Company and Heidi S. Messer. (1)

10.16	Indemnity Agreement, dated February 24, 2021, between the Company and Robert K. Steel. (1)

10.17	Securities Subscription Agreement, dated December 29, 2020, between the Company and the Sponsor. (2)

10.18	Amendment No. 1 to Securities Subscription Agreement, dated January 6, 2021, between the Company and the Sponsor. (2)

Exhibit No.	Description

10.19	Administrative Support Agreement, dated February 24, 2021, between the Company and the Sponsor (1)

10.20	Sponsor Letter Agreement, dated November 8, 2021, among the Sponsor, Share Our Strength, the Company and Panera (3)

10.21	DM Subscription Agreement, dated November 8, 2021, between Daniel H. Meyer and Panera (3)

10.22	JAB Subscription Agreement, dated November 8, 2021, by and among JAB, the Company and Panera. (3)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 1, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, as amended, initially filed with the SEC on February 5, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 9, 2021.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2022	USHG Acquisition Corp.
	By:	/s/ Adam Sokoloff
	Name:	Adam Sokoloff
	Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Daniel H. Meyer	Chairman	March 14, 2022
Daniel H. Meyer
/s/ Adam D. Sokoloff Adam D. Sokoloff	Chief Executive Officer and Director	March 14, 2022
(Principal Executive Officer)
/s/ Tiffany F. Daniele	Chief Financial Officer	March 14, 2022
Tiffany F. Daniele	(Principal Financial and Accounting Officer)
/s/ J. Kristofer Galashan	Director	March 14, 2022
J. Kristofer Galashan
/s/ Randy Garutti	Director	March 14, 2022
Randy Garutti
/s/ Mark Leavitt	Director	March 14, 2022
Mark Leavitt
/s/ Heidi Messer	Director	March 14, 2022
Heidi Messer
/s/ Walter Robb	Director	March 14, 2022
Walter Robb
/s/ Robert K. Steel	Director	March 14, 2022
Robert K. Steel
/s/ Lisa Skeete Tatum	Director	March 14, 2022
Lisa Skeete Tatum

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
The following documents are filed as part of this Form
10-K:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Statements of Operations for the year ended December 31, 2021 and the period from December 4, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity (Deficit) Equity for the year ended December 31, 2021 and the period from December 4, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and the period from December 4, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
USHG Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of USHG Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and the period from December 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from December 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 1, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 7, 2022
PCAOB ID Number 100

USHG Acquisition Corp.
Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Cash	$386,462	$24,120
Deferred offering costs associated with proposed public offering	—	255,000
Prepaid expenses	459,422	—

Total current assets	845,884	279,120
Marketable securities held in trust account	287,516,155	—
Other assets	73,219	—

Total assets	$288,435,258	$279,120

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$33,955	$—
Franchise tax payable	200,000	—
Accrued expenses	28,999	265,000

Total current liabilities	262,954	265,000
Warrant liabilities	19,374,577	—
Deferred underwriting compensation	15,812,500	—
Deferred legal fees	1,311,703	—

Total liabilities	36,761,734	265,000

Commitments and Contingencies
Common stock subject to possible redemption, 28,750,000 shares at $10.00 redemption value	287,500,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 and no shares subject to possible redemption), as of December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,934,500 shares issued and outstanding	693	693
Additional paid-in capital	—	23,427
Accumulated deficit	(35,827,169)	(10,000)

Total stockholders’ (deficit) equity	(35,826,476)	14,120

Total Liabilities and Stockholders’ (Deficit) Equity	$288,435,258	$279,120

The accompanying notes are an integral part of these financial statements.

USHG Acquisition Corp.
Statements of Operations

	For The Year Ended December 31, 2021	For The Period From December 4, 2020 (Inception) Through December 31, 2020
Formation and operating costs	$1,636,359	$10,000
Franchise tax expense	200,000	—

Loss from operations	(1,836,359)	(10,000)
Other Income (Expense):
Change in fair value of warrant liabilities	(4,392,077)	—
Offering costs allocated to derivative warrant liabilities	(757,984)	—
Interest on marketable securities	16,155	—

Net loss	$(6,970,265)	$(10,000)
Weighted average shares outstanding of Class A common stock, basic and diluted	24,102,740	—

Basic and diluted net income per share of Class A common stock	$(0.22)	$(0.00)

Weighted average shares outstanding of Class B common stock, basic and diluted	6,934,500	6,934,500

Basic and diluted net income per share of Class B common stock	$(0.22)	$(0.00)

The accompanying notes are an integral part of these financial statements.

USHG Acquisition Corp.
Statements of Changes in Stockholders’ Equity (Deficit)
For the year Ended December 31, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class B
	Shares	Amount
Balance as of January 1, 2021	6,934,500	$693	$23,427	$(10,000)	$14,120
Excess cash received over fair value of Private Placement Warrants	—	—	146,667	—	146,667
Accretion of Class A Common Stock to redemption value	—	—	(170,094)	(28,846,905)	(29,016,998)
Net loss	—	—	—	(6,970,265)	(6,970,265)

Balance as of December 31, 2021	6,934,500	$693	$—	$(35,827,169)	$(35,826,476)

USHG Acquisition Corp.
Statements of Changes in Stockholders’ Equity
For the period from December 4, 2020 (Inception) through December 31, 2020

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class B
	Shares	Amount
Balance as of December 4, 2020 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	6,934,500	693	23,427	—	24,120
Net loss	—	—	—	(10,000)	(10,000)

Balance as of December 31, 2020	6,934,500	$693	$23,427	$(10,000)	$14,120

The accompanying notes are an integral part of these financial statements.

USHG Acquisition Corp.
Statements of Cash Flows

	For The Year Ended December 31, 2021	For The Period From December 4, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities
Net loss	$(6,970,265)	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	4,392,077	—
Offering costs allocated to derivative warrant liabilities	757,984	—
Interest earned on marketable securities in Trust Accoun t	(16,155)	—
Changes in operating assets and liabilities
Prepaid expenses	(459,422)	—
Other assets	(73,219)	—
Accounts payable	33,955	—
Franchise tax payable	200,000	—
Accrued expenses	18,999	10,000
Deferred legal fees	697,995	—

Net cash used by operating activities	(1,418,051)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)	—

Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	24,120
Proceeds from issuance of Class A common stock and warrants	289,500,000	—
Proceeds from note payable and advances from related party	334,000	—
Repayment of note payable and advances from related party	(334,000)	—
Payment of offering costs	(219,607)	—

Net cash provided by financing activities	289,280,393	24,120

Net increase in cash	362,342	—
Cash—beginning of period	24,120	24,120

Cash—end of period	$386,462	$24,120

Supplemental disclosure of noncash investing and financing activities:
Deferred legal fees related to Initial Public Offering	$613,708	$—

Deferred underwriting compensation	$15,812,500	$—

Deferred offering costs included in accrued expenses	$—	$255,000

Deferred offering costs paid through prepaid legal expense funded by sponsor	$—	$24,120

The accompanying notes are an integral part of these financial statements.

USHG Acquisition Corp.
Notes to Financial Statements
December 31, 2021
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
As of December 31, 2021, the Company had not yet commenced operations. All activity through December 31, 2021 relates to the Company’s formation and its Initial Public Offering (the “Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.
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
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to the carrying value of the Class A common stock upon completion of the Initial Public Offering and during the current year ended December 31, 2021.
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
The consummation of the proposed Transactions (as defined in the Investment Agreement) is subject to the receipt of the requisite approval of the stockholders of the Company (such approval, the “HUGS stockholder approval”) and the fulfillment of certain other conditions, including the consummation of Panera’s initial public offering of Panera Common Stock (the “Panera IPO”). Refer to the Form
8-K,
as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2021 for additional information.
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
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business

Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 6) prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Going Concern Consideration
The Company has $386,462 in cash as of December 31, 2021, and has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed Business Combination. Additionally, the Company has until March 1, 2023 to consummate a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements– Going Concern,” Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete the proposed Business Combination with Panera. No adjustments have been made to the carrying amounts of assets or liabilities.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $386,462 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of December 31, 2021.
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
Cash Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were invested in money-market funds.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to
possible
redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2021 are reconciled in the following table:

Gross proceeds	$287,500,000

Less:
Deferred underwriting fees and other offering costs	(15,887,831)
Proceeds allocated to public warrants	(13,129,167)

Plus:
Total accretion of carrying value to redemption value	29,016,998

Class A common stock subject to possible redemption	$287,500,000

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
As of December 31, 2021 and December 31, 2020 the carrying values of cash, accounts payable, franchise tax payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in a money market fund that is primarily invested in U.S. Treasury securities. The fair value for trading securities is determined using quoted market prices in active markets.
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in March 2021, the offering costs were allocated using the relative fair values of the Company common stock and its public and private warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s common stock were charged against temporary equity.
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

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share, basic and diluted for Class A common stock is calculated by dividing the pro rata allocation of net loss to Class A shares of $5,412,932 for the year ended December 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net income per share basic and diluted for Class B common stock is calculated by dividing the pro rata allocation of net loss to shares of Class B common stock of $1,557,333 for the year ended December 31, 2021, respectively, by the weighted average number of Class B common stock outstanding for the period.

	For The Year Ended December 31, 2021	For The Period from December 04, 2020 (Inception) through December 31, 2020
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(5,412,932)	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	24,102,740	—

Basic and diluted net earnings per share, Redeemable Class A	$(0.22)	$(0.00)

Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock

Net loss allocable to non-redeemable Class B Common Stock	$(1,557,333)	$(10,000)
Denominator: Weighted Average Non-Redeemable Class B Common Stock	6,934,500	6,934,500

Basic and diluted weighted average shares outstanding, Non-Redeemable Class B	$(0.22)	$(0.00)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The income tax provision consists of the following:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Federal
Current	$—	$—
Deferred	(265,962)	(2,100)
State and Local
Current	$—	$—
Deferred	—	—
Change in valuation allowance	265,962	2,100

Income tax provision	$—	$—

The Company’s net deferred tax assets are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Deferred tax asset
Net Operating Loss Carryforward	$265,962	$2,100

Total deferred tax assets	265,962	2,100
Valuation allowance	(265,962)	(2,100)

Deferred tax asset, net of allowance	$—	$—

As of December 31, 2021, the Company had $265,962 of U.S. federal and state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $265,962 as of December 31, 2021.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows
:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	—%	—%
Change in fair value of derivative liabilities	(13.23%)	—%
Transaction costs allocated to warrant issuance	(3.95%)	—%
Change in valuation allowance	(3.82%)	(21.00%)

Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds that are categorized as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company has entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company has paid $110,789 for the services provided through the Administrative Services Agreement.
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
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 3,750,000 additional units at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased an additional 3,750,000 units at closing of the Initial Public Offering. As of December 31, 2021, the Company has incurred $15,812,500 in deferred underwriting costs, all of which was recorded as a reduction to temporary equity.
Deferred legal fees
The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of December 31, 2021, the Company recorded approximately $1,311,703 in deferred legal fees in connection with such agreements in the accompanying balance sheet, all of which will be paid upon the consummation of the Business Combination. Approximately $613,708 of these fees relate to deferred fees incurred after the Company’s Initial Public Offering, and the $697,955 of fees relate to the Merger.
Independent Financial Advisory Services
Piper Sandler & Co. is acting as the Company’s independent financial advisor as defined under Financial Industry Regulatory Authority Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the proposed initial Business Combination with Panera. The Company will pay Piper Sandler & Co. a financial advisory fee of $3,000,000 if the Company consummates their initial Business Combination with Panera by May 5, 2022 or one year following the termination of the agreement with Piper Sandler & Co.
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
Note 7—Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no
shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of common stock subject to possible redemption.
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
Note 8—Fair Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
The Company’s investments held in the Trust Account is investments in money market funds that invest in U.S. government securities. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
The following table presents the estimated fair values of investments held in the Trust Account as of December 31, 2021:

Held-To-Maturity	Level	Fair Value
U.S. Treasury Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$287,516,155

The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$15,909,292	$—	$—	$15,909,292
Private Placement Warrants	—	—	3,465,285	3,465,285

Total warrant liabilities	$15,909,292	$—	$3,465,285	$19,374,577

The Private Placement Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the

Private Placement Warrants is the volatility rate. The volatility applied was 19.50% based on implied volatilities from selected publicly traded warrants.
Beginning on April 19, 2021, the Public Warrants began trading under the ticker HUGSW. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants. Accordingly, as of June 30, 2021, the observable input qualifies the liability for treatment as a Level 1 liability. There were no transfers between levels during the year ended December 31, 2021.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31, 2021
Exercise price	$11.50
IPO price	$10.00
Underlying asset price (per share)	$10.37
Volatility	32.25%
Time to Maturity (Years)	5.50
Risk-free rate	1.31%
Dividend yield	0.00%
The following table presents a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, March 01, 2021	$13,129,167	$1,853,333	$14,982,500
Recognized loss on change in fair value	(2,780,125)	(1,611,952)	(4,392,077)

Fair value, December 31, 2021	$15,909,292	$3,465,285	$19,374,577

Note 9—Subsequent Events
In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued. The Company evaluated subsequent events that occurred after the balance sheet date up to the date the financial statements were issued and the Company has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.