Form 10-Q
period 2022-03-31
USHG Acquisition Corp.
filed 2022-05-16
CIK 1836894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).     Yes   ☒    No  ☐
As of May 9, 2022, 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 6,934,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

USHG ACQUISITION CORP.
Quarterly Report
on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
USHG Acquisition Corp.
Condensed Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$543,641	$386,462
Prepaid expenses	478,236	459,422

Total current assets	1,021,877	845,884
Marketable securities held in trust account	287,534,713	287,516,155
Other assets	—	73,219

Total assets	$288,556,590	$288,435,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$86,051	$33,955
Note payable—related parties	500,000	—
Franchise tax payable	50,000	200,000
Accrued expenses	42,166	28,999

Total current liabilities	678,217	262,954
Warrant liabilities	13,053,074	19,374,577
Deferred underwriting compensation	15,812,500	15,812,500
Deferred legal fees	1,620,683	1,311,703

Total liabilities	31,164,474	36,761,734

Commitments and Contingencies
Common stock, $0.0001 par value, subject to possible redemption, 28,750,000 shares at $10.00 redemption value	287,500,000	287,500,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 and no shares subject to possible redemption), as of March 31, 2022 and December 31, 2021, respectively (1)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,934,500 shares issued and outstanding	693	693
Additional paid-in capital (1)	—	—
Accumulated deficit (1)	(30,108,577)	(35,827,169)

Total stockholders’ deficit (1)	(30,107,884)	(35,826,476)

Total Liabilities and Stockholders’ Deficit	$288,556,590	288,435,258

1.	March 31, 2021 values were restated in Note 2 of the Company’s Quarterly Report on Form 10-Q for June 30, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 16, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG Acquisition Corp.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Formation and operating costs	$587,533	$62,123
Franchise tax expense	33,936	—

Loss from operations	(621,469)	(62,123)
Other Income (Expense):
Change in fair value of derivative warrant liabilities	6,321,503	4,585,000
Offering costs allocated to derivative warrant liabilities	—	(757,984)
Interest on marketable securities	18,558	1,416

Net Income	$5,718,592	$3,766,309

Weighted average shares outstanding of Class A common stock, basic and diluted (1)	28,750,000	9,902,778

Basic and diluted net income per share of Class A common stock (1)	$0.16	$0.22

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	6,934,500	6,934,500

Basic and diluted net income per share of Class B common stock (1)	$0.16	$0.22

1.	March 31, 2021 values were restated in Note 2 of the Company’s Quarterly Report on Form 10-Q for June 30, 2021 filed with the SEC on August 16, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2022
(Unaudited)

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,934,500	$693	$—	$(35,827,169)	$(35,826,476)
Net income (unaudited)	—	—	—	5,718,592	5,718,592

Balance as of March 31, 2022 (unaudited)	6,934,500	$693	$—	$(30,108,577)	$(30,107,884)

USHG Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2021
(Unaudited)

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Deficit (1)	Deficit (1)
Balance as of January 1, 2021	6,934,500	$693	$23,427	$(10,000)	$14,120
Excess cash received over fair value of Private Placement Warrants	—	—	146,667	—	146,667
Accretion of Class A Common Stock to redemption value (1)	—	—	(170,094)	(28,804,744)	(28,974,838)
Net income (unaudited)	—	—	—	3,766,309	3,766,309

Balance as of March 31, 2021 (unaudited)	6,934,500	$693	$—	$(25,048,435)	$(25,047,742)

1.	March 31, 2021 values were restated in Note 2 of the Company’s Quarterly Report on Form 10-Q for June 30, 2021 filed with the SEC on August 16, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG Acquisition Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income	$5,718,592	$3,766,309
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on marketable securities	(18,558)	(1,416)
Offering costs allocated to derivative warrant liabilities	—	757,984
Change in fair value of warrant liabilities	(6,321,503)	(4,585,000)
Changes in operating assets and liabilities
Prepaid expenses	(18,814)	(499,558)
Other assets	73,219	(414,486)
Accounts payable	52,096	—
Accrued offering and formation costs	(136,833)	5,000
Deferred legal fees	308,980	—

Net cash used by operating activities	(342,821)	(971,167)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(287,500,000)

Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class A common stock and warrants	—	289,500,000
Proceeds from note payable and advances from related party	500,000	334,000
Repayment of note payable and advances from related party	—	(334,000)
Payment of offering costs	—	(191,063)

Net cash provided by financing activities	500,000	289,308,937

Net increase in cash	157,179	837,770
Cash—beginning of period	386,462	24,120

Cash—end of period	$543,641	$861,890

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$23,545

Deferred offering costs paid through promissory note – related party	$—	$185,062

Deferred underwriting compensation	$—	$15,812,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2022
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
As of March 31, 2022, the Company had not yet commenced operations. All activities from December 4, 2020 (inception) through March 31, 2022 relate to the Company’s formation, Initial Public Offering (the “Initial Public Offering”), which is described below, and due diligence activities on potential targets.
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
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders’ equity upon completion of the Initial Public Offering and during the current quarter ended March 31, 2022.
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
The consummation of the proposed Transactions (as defined in the Investment Agreement) is subject to the receipt of the requisite approval of the stockholders of the Company (such approval, the “HUGS stockholder approval”) and the fulfillment of certain other conditions, including the consummation of Panera’s initial public offering of Panera Common Stock (the “Panera IPO”). For more information regarding the Merger, please refer to the Current Report on
Form 8-K
filed with the SEC on November 9, 2021.

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
Going Concern Consideration
The Company has $543,641 in cash as of March 31, 2021 and has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed Merger. Additionally, the Company has until March 1, 2023 to consummate a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
Topic 205-40, “Presentation
of Financial Statements– Going Concern,” Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete the proposed Merger with Panera. No adjustments have been made to the carrying amounts of assets or liabilities.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 and for future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 14, 2022.
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

Derivative Warrant Liabilities
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

Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money-market funds that is primarily invested in U.S. Treasury securities.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.
The Class A common stock subject to possible redemption reflected on the condensed balance sheet as of March 31, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to public warrants	(13,129,167)
Class A common stock offering costs at closing	(15,845,671)
Additional offering costs incurred during the three months ended June 30, 2021	(42,160)
Plus:
Total accretion of carrying value to redemption value	29,016,998

Class A common stock subject to possible redemption	$287,500,000

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of
 $250,000. At March 31, 2022 and March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

As of March 31, 2022 and December 31, 2021 the carrying values of cash, accounts payable, franchise tax payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in a money market fund that is primarily invested in U.S. Treasury securities. The fair value for trading securities is determined using quoted market prices in active markets.
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the closing of the Company’s Initial Public Offering. Upon the completion of the Initial Public Offering in March 2021, the offering costs were allocated using the relative fair values of the Company common stock and its public and private warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s common stock were charged against temporary equity.
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
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination subject to adjustment.
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share, basic and diluted for Class A common stock is calculated by dividing the pro rata allocation of net income to shares of Class A common stock for the three months ended March 31, 2022 and March 31, 2021, respectively, by the weighted average number of Class A common stock outstanding for the period. Net income per share basic and diluted for Class B common stock is calculated by dividing the pro rata allocation of net income to shares of Class B common stock for the three months ended March 31, 2022 and March 31, 2021, respectively, by the weighted average number of Class B common stock outstanding for the period.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Redeemable Class A Common Stock
Numerator: Net income allocable to Redeemable Class A Common Stock	$4,607,309	$2,215,140
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	28,750,000	9,902,778

Basic and diluted net earnings per share, Redeemable Class A	$0.16	$0.22

Non-Redeemable Class B Common Stock
Numerator: Net income allocable to non-redeemable Class B Common Stoc k	$1,111,283	$1,551,169
Net loss allocable to non-redeemable Class B Common Stock
Denominator: Weighted Average Non-Redeemable Class B Common Stock	6,934,500	6,934,500

Basic and diluted weighted average shares outstanding, Non-Redeemable Class B	$0.16	$0.22

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s provision for income taxes and deferred tax assets were deemed to be de minimis as of March 31, 2022 and March 31, 2021.
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

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds that are categorized as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company has entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company has paid $30,000 for the services provided through the Administrative Services Agreement.
Note Payable — Related Parties
On March 29, 2022, the Company entered into a note agreement with related parties for a principal amount of
$500,000,
payable upon consummation of its initial Business Combination. No interest shall accrue on the outstanding principal. If the initial Business Combination is not consummated, the Note will not be repaid, and all outstanding balance will be forgiven. Upon consummation of a Business Combination, each payee shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in party, into warrants at a price of
$1.50
per warrant, with the warrants being identical to the private placement warrants. As of March 31, 2022, there was
$500,000
outstanding under the note.
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
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 3,750,000 additional units at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased an additional 3,750,000 units at closing of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, the Company incurred $15,812,500 in deferred underwriting costs, all of which was recorded as a reduction to temporary stockholders’ equity, which were allocated between the common stock and Public Warrants sold in connection with the Initial Public Offering.
Deferred legal fees
The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of March 31, 2022, the Company recorded approximately $1,620,683 in connection with such agreements in the accompanying unaudited condensed balance sheet, all of which will be paid upon the consummation of the Business Combination. Approximately $680,488 of these fees relate to deferred fees incurred after the Company’s Initial Public Offering, and the $940,195 of fees relate to the Merger.

Independent Financial Advisory Services
Piper Sandler & Co. is acting as the Company’s independent financial advisor as defined under Financial Industry Regulatory Authority Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the proposed Merger with Panera. The Company will pay Piper Sandler & Co. a financial advisory fee of
$3,000,000
if the Company consummates their Merger with Panera by May 5, 2022 or one year following the termination of the agreement with Piper Sandler & Co.

Note 6— Derivative Warrant Liabilities
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
Note 7—Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At both March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of common stock subject to possible redemption.
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
Note 8—Fair Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
The following table presents the estimated fair values of investments held in the Trust Account as of March 31, 2022:

	Level	Fair Value

U.S. Treasury Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$287,534,713

The following table presents the estimated fair values of investments held in the Trust Account as of December 31, 2021:

	Level	Fair Value

U.S. Treasury Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$287,516,155

The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$10,805,208	$—	$—	$10,805,208
Private Placement Warrants	—	—	2,247,866	2,247,866

Total warrant liabilities	$10,805,208	$—	$2,247,866	$13,053,074

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$15,909,292	$—	$—	$15,909,292
Private Placement Warrants	—	—	3,465,285	3,465,285

Total warrant liabilities	$15,909,292	$—	$3,465,285	$19,374,577

The Private Placement Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the volatility rate. The volatility applied was 12.80% based on implied volatilities from selected publicly traded warrants.
Beginning on April 19, 2021, the Public Warrants began trading under the ticker HUGSW. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants. Accordingly, the observable input qualifies the liability for treatment as a Level 1 liability. As of March 31, 2022, the Company valued the Public Warrants at their public trading price and classified the Public Warrants as Level 1. There were no transfers between levels during the quarter ended March 31, 2022.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
IPO price	$10.00	$10.00
Underlying asset price (per share)	$10.11	$10.37
Volatility	19.6%	32.25%
Time to Maturity (Years)	5.25	5.50
Risk-free rate	2.42%	1.31%
Dividend yield	0.00%	0.00%
The following tables present a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, January 1, 2022	$15,909,292	$3,465,285	$19,374,577
Recognized gain on change in fair value	(5,104,084)	(1,217,419)	6,321,503

Fair value, March 31, 2022	$10,805,208	$2,247,866	$13,053,074

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, January 1, 2021	$—	$—	$—
Initial value on March 1, 2021 (IPO date)	13,129,167	1,853,333	14,982,500
Recognized gain on change in fair value	(4,025,000)	(560,000)	(4,585,000)

Fair value, March 31, 2021	$9,104,167	$1,293,333	$10,397,500

Note 9—Subsequent Events
In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the condensed balance sheet date but before the date the unaudited condensed financial statements are issued. The Company evaluated subsequent events that occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued and the Company has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Quarterly Report on Form
10-Q
(the “Quarterly Report” or this “report”) to “we,” “us,” “our” or the “Company” refer to USHG Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to USHG Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “expect,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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
The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “
Risk Factors
” in our Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 14, 2022 (“Annual Report”) and this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
For the three months ended March 31, 2022, we had a net income of approximately $5,718,592, which consisted of approximately $621,469 in formation and operating costs and $33,936 in franchise tax expense, offset by a $6,321,503 gain from change in fair value of derivative warrant liabilities and by $18,558 in interest income from funds held in the Trust Account.
For the three months ended March 31, 2021, we had a net income of approximately $3,766,309, which consisted of approximately $62,123 in formation and operating costs, approximately $757,984 in offering costs allocated to derivative warrant liabilities, offset by $4,585,000 gain from change in fair value of derivative warrant liabilities and $1,416 in income from funds held in the Trust Account.

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
Related Party Loans
Affiliates of our Sponsor agreed to loan us up to $300,000 that were used for a portion of the expenses of the Initial Public Offering. As of February 4, 2021, we borrowed all $300,000 available under the promissory note with affiliates of our Sponsor. These loans were non-interest bearing,
unsecured and were due at the earlier of December 31, 2021 and the closing of our Initial Public Offering. The loan was repaid in full on February 26, 2021.
On March 29, 2022, the Company entered into a note agreement with related parties for a principal amount of $500,000, payable upon consummation of its initial Business Combination. No interest shall accrue on the outstanding principal. If the initial Business Combination is not consummated, the Note will not be repaid, and all outstanding balance will be forgiven. As of March 31, 2022, there was $500,000 outstanding under the note.
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
Administrative Services Agreement
We entered into an Administrative Services Agreement pursuant to which the Company paid and will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We will make payments to the Sponsor until the earlier of the completion of the Initial Business Combination or the liquidation of the trust assets. We paid $30,000 for the services provided through the Administrative Services Agreement for the three months ended March 31, 2022.
Independent Financial Advisory Services
Piper Sandler & Co. is acting as our independent financial advisor as defined under Financial Industry Regulatory Authority Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with our proposed Merger with Panera. We will pay Piper Sandler & Co. a financial advisory fee of $3,000,000 if we consummate the proposed Merger with Panera by May 5, 2022 or one year following the termination of the agreement with Piper Sandler & Co.
Critical Accounting Estimates
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

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.
The Class A common stock subject to possible redemption reflected on the balance sheet as of March 31, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to public warrants	(13,129,167)
Class A common stock offering costs at closing	(15,845,671)
Additional offering costs incurred during the three months ended June 30, 2021	(42,160)
Plus:
Total accretion of carrying value to redemption value	29,016,998

Class A common stock subject to possible redemption	$287,500,000

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
Derivative Warrant Liabilities
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

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
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
As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of March 31, 2022, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex features of the Company’s Class A common stock, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

2.1	Investment Agreement and Plan of Merger, dated November 8, 2021, by and among the Company, Panera and Merger Sub. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40109) filed with the SEC on November 9, 2021).

3.1	Second Amended and Restated Certificate of Incorporation, dated February 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40109) filed with the SEC on March 1, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021).

4.4	Warrant Agreement, dated February 24, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40109) filed with the SEC on March 1, 2021).

10.1	Promissory Note, dated March 29, 2022, issued by USHG Acquisition Corp. to affiliates of the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40109) filed on March 29, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USHG ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Adam D. Sokoloff
	Name:	Adam D. Sokoloff
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Tiffany F. Daniele
	Name:	Tiffany F. Daniele
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)