Form 10-Q
period 2022-06-30
USHG Acquisition Corp.
filed 2022-08-15
CIK 1836894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40109

USHG Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4281417
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

853 Broadway, 17th Floor New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
15
, 2022, 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 6,934,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

USHG ACQUISITION CORP.
Quarterly Report
on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
USHG Acquisition Corp.
Condensed Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$341,334	$386,462
Prepaid expenses	344,058	459,422

Total current assets	685,392	845,884
Marketable securities held in Trust Account	287,837,748	287,516,155
Other assets	—	73,219

Total assets	$288,523,140	$288,435,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,110	$33,955
Note payable – related parties	500,000	—
Franchise tax payable	26,466	200,000
Accrued expenses	73,458	28,999

Total current liabilities	624,034	262,954
Warrant liabilities	4,312,933	19,374,577
Deferred underwriting compensation	15,812,500	15,812,500
Deferred legal fees	1,966,431	1,311,703

Total liabilities	22,715,898	36,761,734

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 28,750,000 shares at $10.00 redemption value	287,500,000	287,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 and no shares subject to possible redemption), as of June 30, 2022 and December 31, 2021, respectively (1)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,934,500 shares issued and outstanding	693	693

Additional paid-in capital (1)	—	—
Accumulated deficit (1)	(21,693,451)	(35,827,169)

Total stockholders’ deficit (1)	(21,692,758)	(35,826,476)

Total Liabilities and Stockholders’ Deficit	$288,523,140	$288,435,258

1.
June 30, 2021 values were restated in Note 2 of the Company’s Quarterly Report on Form
10-Q
for September 30, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 16, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG Acquisition Corp.
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
Formation and operating costs	$580,676	$249,424	$1,168,209	$311,547
Franchise tax expense	50,000	100,000	83,936	100,000

Loss from operations	(630,676)	(349,424)	(1,252,145)	(411,547)
Other Income (Expense):
Change in fair value of warrant liabilities	8,740,141	(869,466)	15,061,644	3,715,534
Offering costs allocated to warrant liabilities	—	—	—	(757,984)
Interest on marketable securities	376,569	4,296	395,127	5,711
Income (loss) before income tax expense	$8,486,034	$(1,214,594)	$14,204,626	$2,551,714

Income tax expense	(70,908)	—	(70,908)	—
Net Income (loss)	$8,415,126	$(1,214,594)	$14,133,718	$2,551,714

Weighted average shares outstanding of Class A common stock, basic and diluted (1)	28,750,000	28,750,000	28,750,000	19,378,453
Basic and diluted net income (loss) per share of Class A common stock (1)	$0.24	$(0.03)	$0.40	$0.10

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	6,934,500	6,934,500	6,934,500	6,934,500
Basic and diluted net income (loss) per share of Class B common stock (1)	$0.24	$(0.03)	$0.40	$0.10

1.	June 30, 2021 values were restated in Note 2 of the Company’s Quarterly Report on Form 10-Q for September 30, 2021 filed with the SEC on November 16, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2022
(Unaudited)

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	6,934,500	$693	$—	$(35,827,169)	$(35,826,476)
Net income	—	—	—	5,718,592	5,718,592

Balance as of March 31, 2022 (unaudited)	6,934,500	$693	$—	$(30,108,577)	$(30,107,884)
Net income	—	—	—	8,415,126	8,415,126

Balance as of June 30, 2022 (unaudited)	6,934,500	$693	$—	$(21,693,451)	$(21,692,758)

USHG Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2021
(Unaudited)

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Deficit (1)	Deficit (1)
Balance as of January 1, 2021	6,934,500	$693	$23,427	$(10,000)	$14,120
Excess cash received over fair value of Private Placement Warrants	—	—	146,667	—	146,667
Accretion of Class A Common Stock to redemption value (1)	—	—	(170,094)	(28,804,744)	(28,974,838)
Net income	—	—	—	3,766,309	3,766,309

Balance as of March 31, 2021 (unaudited)	6,934,500	$693	$—	$(25,048,435)	$(25,047,742)
Offering costs related to Initial Public Offering	—	—	—	(42,160)	(42,160)
Net Loss	—	—	—	(1,214,594)	(1,214,594)

Balance as of June 30, 2021 (unaudited)	6,934,500	$693	$—	$(26,305,189)	$(26,304,496)

1.	June 30, 2021 values were restated in Note 2 of the Company’s Quarterly Report on Form 10-Q for September 30, 2021 filed with the SEC on November 16, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG Acquisition Corp.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities
Net income	$14,133,718	$2,551,714
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on marketable securities	(395,127)	(5,711)
Offering costs allocated to derivative warrant liabilities	—	757,984
Formation and operating expenses funded by Sponsor	—	1,567
Change in fair value of warrant liabilities	(15,061,644)	(3,715,534)
Changes in operating assets and liabilities
Prepaid expenses	115,364	(479,586)
Other assets	73,219	(301,557)
Accounts payable	(9,845)	31,231
Accrued offering and formation costs	(129,075)	106,050
Deferred legal fees	654,728	—
Net cash used in operating activities	(618,662)	(1,053,842)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(287,500,000)
Trust Account withdrawal for Franchise Tax payments	73,534	—

Net cash provided by (used in) investing activities	73,534	(287,500,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class A common stock and warrants	—	289,500,000
Proceeds from note payable and advances from related party	500,000	334,000
Repayment of note payable and advances from related party	—	(334,000)
Payment of offering costs	—	(199,608)
Net cash provided by financing activities	500,000	289,300,392

Net increase (decrease) in cash	(45,128)	746,550
Cash—beginning of period	386,462	24,120

Cash—end of period	$341,334	$770,670

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$20,000

Deferred offering costs paid through promissory note – related party	$—	$613,708

Deferred underwriting compensation	$—	$15,812,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not yet commenced operations. All activities from December 4, 2020 (inception) through June 30, 2022 relate to the Company’s formation, Initial Public Offering (the “Initial Public Offering”), which is described below, and due diligence activities on potential targets.
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
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering.
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
On November 8, 2021, the Company entered into an Investment Agreement and Plan of Merger (the “Investment Agreement”) with Panera Brands, Inc., a Delaware corporation (“Panera”), and Rye Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Panera (“Merger Sub”), pursuant to which the parties agreed that Merger Sub would merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Panera (the “Merger”).
The Investment Agreement provided that either the Company or Panera could terminate the agreement if the Merger was not completed on or prior to June 30, 2022, subject to certain limitations. On July 1, 2022, Panera delivered a written notice of termination to the Company terminating the Investment Agreement as a result of the Merger not having been completed on or prior to June 30, 2022. For more information regarding the termination of the Investment Agreement, please refer to the Company’s Current Report on Form
8-K
filed with the SEC on July 1, 2022.
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
The Sponsor, executive officers and directors will have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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
Liquidity and Going Concern Considerations
The Company has $341,334 in cash and a working capital of $61,358 as of June 30, 2022. The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 and for future periods.

The accompanying unaudited condensed financial statements should be read in
conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 14, 2022
 (the “Annual Report”).
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had $341,334 and $386,462 in cash and no cash equivalents, respectively.
Derivative Warrant Liabilities
The Company accounts for the Warrants in accordance with the guidance contained in
ASC 815-40
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
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money-market funds that is primarily invested in U.S. Treasury securities.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of June 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds	$287,500,000

Less:
Proceeds allocated to public warrants	(13,129,167)
Class A common stock offering costs at closing	(15,845,671)
Additional offering costs incurred during the three months ended June 30, 202 1	(42,160)

Plus :
Total accretion of carrying value to redemption value	29,016,998

Class A common stock subject to possible redemption at December 31, 2021	$287,500,000

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2022 and June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

As of June 30, 2022 and December 31, 2021 the carrying values of cash, accounts payable, franchise tax payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in a money market fund that is primarily invested in U.S. Treasury securities. The fair value for trading securities is determined using quoted market prices in active markets.
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
Net Income (loss) Per Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted income per share, because the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination subject to adjustment.
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the pro rata allocation of net income (loss) to shares of Class A common stock for the three and six months ended June 30, 2022 and June 30, 2021, respectively, by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per share basic and diluted for Class B common stock is calculated by dividing the pro rata allocation of net income (loss) to shares of Class B common stock for the three and six months ended June 30, 2022 and June 30, 2021, respectively, by the weighted average number of Class B common stock outstanding for the period.

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Net income (loss) allocable to Redeemable Class A Common Stock	$6,779,831	$(978,564)	$11,387,140	$1,879,237
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock	28,750,000	28,750,000	28,750,000	19,378,453

Basic and diluted income (loss) per share, Redeemable Class A	$0.24	$(0.03)	$0.40	$0.10

Non-Redeemable Class B Common Stock
Numerator: Net income (loss) allocable to non- redeemable Class B Common Stock	$1,635,295	$(236,030)	$2,746,578	$672,477
Denominator: Weighted Average Non-Redeemable Class B Common Stock	6,934,500	6,934,500	6,934,500	6,934,500

Basic and diluted net income (loss) per share, Non-Redeemable Class B	$0.24	$(0.03)	$0.40	$0.10
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up costs and are not currently deductible. The Company recorded an income tax provision of $70,908 and $0 for the three and six months ended June 30, 2022 and June 30, 2021, respectively. The effective income tax rate for the three and six months ended June 30, 2022 and June 30, 2021 was 0.5% and 0.0%, respectively. The 0% effective income tax rate differs from the federal statutory rate of 21% as a result of non-deductible transaction costs, and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. As of June 30, 2022 and December 31, 2021, the Company had $187,320 and $265,962 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company also considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance. For the three and six months ended June 30, 2022, and June 30, 2021, the valuation allowance was $70,908 and $0, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had $500,000
and no borrowings outstanding under the Working Capital Loans, respectively.
On March 29, 2022, the Company entered into a note agreement with related parties for a principal amount of $500,000, payable upon consummation of its initial Business Combination. No interest shall accrue on the outstanding principal. If the initial Business Combination is not consummated, the note will not be repaid, and all outstanding balance will be forgiven. Upon consummation of a Business Combination, each payee shall have the option, but not the obligation, to convert the principal balance of the note, in whole or in part, into warrants at a price of $1.50 per warrant, with the warrants being identical to the Private Placement Warrants. As of June 30, 2022, there was $500,000 outstanding under the note.
Administrative Services Agreement
The Company has entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company paid $30,000 and
$60,000
for the services provided through the Administrative Services Agreement, respectively. For the three and six months ended June 30, 2021, the Company paid $20,000 for the services provided through the Administrative Services Agreement. There were no outstanding administrative services payable as of June 30, 2022 and December 31, 2021.
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
 Public Offering. As of June 30, 2022 and December 31, 2021, the Company incurred $
15,812,500

in deferred underwriting costs, all of which was recorded as a reduction to temporary stockholders’ equity, which were allocated between the common stock and Public Warrants sold in connection with the Initial Public Offering.
Deferred legal fees
The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of June 30, 2022, the Company recorded $1,966,431 in connection with such agreements in the accompanying unaudited condensed balance sheet
s
, all of which will be paid upon the consummation of the Business Combination. $631,271 of these fees relate to deferred fees incurred after the Company’s Initial Public Offering, and the $1,335,160 of fees relate to the Merger.
Panera
has agreed to
reimburse the Company for
up to $1,200,000 o
f its
 legal fees related to the Merger.
Independent Financial Advisory Services
Piper Sandler & Co. is acting as the Company’s independent financial advisor as defined under Financial Industry Regulatory Authority Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the proposed Merger with Panera. The Company agreed to pay Piper Sandler & Co. a financial advisory fee of $3,000,000 if the Company consummated the Merger with Panera by May 5, 2022 or one year following the termination of the agreement with Piper Sandler & Co. The Company is no longer liable to pay Piper Sandler & Co. the $3,000,000 financial advisory fee as the Merger was not completed by May 5, 2022 and the Investment Agreement was terminated on July 1, 2022.
Note 6— Derivative Warrant Liabilities
The Company accounted for the 10,916,667 Warrants issued in connection with the Initial Public Offering (the 9,583,333 of Public Warrants and the 1,333,333
of Private Placement Warrants) in accordance with the guidance contained in ASC 815- 40 Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. On each remeasurement date, the derivative warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.
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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the
20
trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, and the $
18.00
per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $
18.00
” will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
per share redemption trigger price described under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $
10.00
” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
 There were 3,750,000 Public Warrants outstanding as of June 30, 2022 and December 31, 2021.

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
 There were 1,333,333 Private Placement Warrants outstanding as of June 30, 2022 and December 31, 2021.
Redemption
of warrants when the price per share of Class
 A common stock equals or exceeds $
18.00
:
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
redemption period.
Redemption
of warrants when the price per share of Class
 A common stock equals or exceeds $
10.00
:
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
Note 7—Stockholders’ Deficit
Preferred
Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of common stock subject to possible redemption.
Class
 B Common Stoc
k — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 29, 2020, 6,934,500 shares of Class B common stock were issued. In January 2021, the Sponsor made a charitable contribution of

115,000 of the Founder Shares to Share Our Strength, a 501 (c)(3) nonprofit organization. Prior to or in connection with the Company’s initial Business Combination, the Company may issue up to an additional 253,000 shares of Class B common stock (such shares, the “Discretionary Allocation Shares”) to persons who assist the Company, or agree to assist the Company, in varying capacities, which may include, without limitation, identifying a Business Combination partner, consummating the initial Business Combination or post-Business Combination advisory or similar services.
Common
stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
 As of June 30, 2022 and December 31, 2021, 6,934,500 shares of Class B common stock were issued and outstanding.
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
Note 8—Fair Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
The following table presents the estimated fair values of investments held in the Trust Account as of June 30, 2022:

Held-To-Maturity	Level	Fair Value
U.S. Treasury Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$287,837,748

The following table presents the estimated fair values of investments held in the Trust Account as of December 31, 2021:

Held-To-Maturity	Level	Fair Value
U.S. Treasury Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$287,516,155

The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$3,772,000	$—	$—	$3,772,000
Private Placement Warrants	—	—	540,933	540,933

Total warrant liabilities	$3,772,000	$—	$540,933	$4,312,933

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$15,909,292	$—	$—	$15,909,292
Private Placement Warrants	—	—	3,465,285	3,465,285

Total warrant liabilities	$15,909,292	$—	$3,465,285	$19,374,577

The Private Placement Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the volatility rate. The volatility applied was 3.80% based on implied volatilities from selected publicly traded warrants.
Beginning on April 19, 2021, the Public Warrants began trading under the ticker HUGSW. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants. Accordingly, the observable input qualifies the liability for treatment as a Level 1 liability. As of June 30, 2022, the Company valued the Public Warrants at their public trading price and classified the Public Warrants as Level 1. There were no transfers between levels during the three and six month periods ended June 30, 2022.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
IPO price	$10.00	$10.00
Underlying asset price (per share)	$9.80	$10.37
Volatility	3.8%	32.25%
Time to Maturity (Years)	5.67	5.50
Risk-free rate	3.02%	1.31%
Dividend yield	0.00%	0.00%
The following tables present a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, January 1, 2022	$15,909,292	$3,465,285	$19,374,577
Recognized gain on change in fair value	(12,137,292)	(2,924,352)	(15,061,644)

Fair value, June 30, 2022	$3,772,000	$540,933	$4,312,933

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, January 1, 2021	$—	$—	$—
Initial value on March 1, 2021 (IPO date)	13,129,167	1,853,333	14,982,500
Recognized gain on change in fair value	(3,258,334)	(457,200)	(3,715,534)

Fair value, June 30, 2021	$9,870,833	$1,396,133	$11,266,966

Note 9—Subsequent Events
In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the condensed balance sheet date but before the date the unaudited condensed financial statements are issued. The Company evaluated subsequent events that occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued and the Company has concluded that except for the termination of the Investment Agreement as stated in Note 1, there are no other events that would require adjustment or disclosure in the Company’s unaudited condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “expect,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance following the Initial Public Offering;

•	changes in laws or regulations, or a failure to comply with any laws or regulations;

•	the proximity to our liquidation date and our ability to continue as a “going concern”; or

•	our ability to find an attractive target business with which to consummate an initial Business Combination due to adverse changes in global or regional economic conditions.
The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” of our final prospectus filed with the SEC on February 25, 2021, our Annual Report, this Quarterly Report and our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
Recent Developments
On November 8, 2021, we entered into the Investment Agreement Panera and Merger Sub.
The Investment Agreement provided that either we or Panera could terminate the agreement if the Merger was not completed on or prior to June 30, 2022, subject to certain limitations. On July 1, 2022, Panera delivered a written notice of termination to us terminating the Investment Agreement as a result of the Merger not having been completed on or prior to June 30, 2022. For more information regarding the termination of the Investment Agreement, please refer to our Current Report on Form
8-K
filed with the SEC on July 1, 2022.
Liquidity and Going Concern Considerations
We had $341,334 in cash and a working capital of $61,358 as of June 30, 2022. We have incurred and expect to incur additional significant costs in pursuit of our financing and acquisition plans. Additionally, we have until March 1, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with ASU
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 1, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Our liquidity needs prior to June 30, 2022 were satisfied through the proceeds of $24,120 from the sale of the Founders Shares, loan from affiliates of our Sponsor of up to $300,000 under a promissory note (the “$300,000 Note”) and the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We repaid the $300,000 Note in full on February 26, 2021. Subsequent to June 30, 2022, our liquidity needs have been satisfied through an additional loan from affiliates of our Sponsor of $500,000.
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
For the six months ended June 30, 2022, we had a net income of $14,133,718, which consisted of a $15,061,644 gain from the change in fair value of derivative warrant liabilities and $395,127 in interest income from funds held in the Trust Account, offset by $1,168,209 in formation and operating costs, $83,936 in franchise tax expenses and $70,908 in income tax expenses.
For the six months ended June 30, 2021, we had a net income of $2,551,714, which consisted of a $3,715,534 gain from the increase in fair value of derivative warrant liabilities and $5,711 in interest income from funds held in the Trust Account, offset by $311,547 in formation and operating costs and $100,000 in franchise tax expenses, and $757,984 in offering costs allocated to derivative warrant liabilities.
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
Related Party Loans
Affiliates of our Sponsor agreed to loan us up to $300,000 that were used for a portion of the expenses of the Initial Public Offering. As of February 4, 2021, we borrowed all $300,000 available under the $300,000 Note with affiliates of our Sponsor. These loans were non-interest bearing,
unsecured and were due at the earlier of December 31, 2021 and the closing of our Initial Public Offering. The $300,000 Note was repaid in full on February 26, 2021.
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, we had $500,000 and no borrowings outstanding under the Working Capital Loans, respectively.
On March 29, 2022, we entered into a note agreement with related parties for a principal amount of $500,000, payable upon consummation of our initial Business Combination. No interest shall accrue on the outstanding principal. If the initial Business Combination is not consummated, the note will not be repaid, and all outstanding balance will be forgiven. Upon consummation of a Business Combination, each payee shall have the option, but not the obligation, to convert the principal balance of the note, in whole or in part, into warrants at a price of $1.50 per warrant, with the warrants being identical to the Private Placement Warrants. As of June 30, 2022, there was $500,000 outstanding under the note.
Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement entered into prior to the closing of the Initial Public Offering. The holders of these securities may at any time, and from time to time, request in writing that we register the resale of any or all of these securities on
Form S-3 or
any similar short form registration statement that may be available at such time; provided, however, that we shall not be obligated to effect such request through an underwritten offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.55 per Unit, or $15,812,500 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.
Administrative Services Agreement
We entered into an Administrative Services Agreement pursuant to which we will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022, we paid $30,000 and $60,000 for the services provided through the Administrative Services Agreement, respectively. For the three and six months ended June 30, 2021, we paid $20,000 for the services provided through the Administrative Services Agreement.
Independent Financial Advisory Services
Piper Sandler & Co. is acting as our independent financial advisor as defined under Financial Industry Regulatory Authority Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with our proposed Merger with Panera. We agreed to pay Piper Sandler & Co. a financial advisory fee of $3,000,000 if we consummated the proposed Merger with Panera by May 5, 2022 or one year following the termination of the agreement with Piper Sandler & Co. We are no longer liable to pay Piper Sandler & Co. the $3,000,000 financial advisory fee as the Merger was not completed by May 5, 2022 and the Investment Agreement was terminated on July 1, 2022.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.
Net Income/(Loss) Per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income/loss per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Derivative Warrant Liabilities
We account for the warrants in accordance with the guidance contained in
ASC 815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model.
Recent accounting standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on our financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022.
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
As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
Other than the remediation discussed below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Background and Remediation of Material Weakness - Technical Accounting Related to Complex Financial Instruments
Management previously identified a material weakness in our internal control over financial reporting related to the accounting associated with complex financial instruments issued by the Company, as disclosed in “Part II, Item 9A. Controls and Procedures” in our Annual Report and as described further below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness related specifically to accounting for Class A common stock and warrants issued by the Company that are considered complex financial instruments. Our controls, specifically the review of assumptions and understanding the nuance of these complex instruments, did not operate as designed, resulting in an adjustment in the third quarter 2021 to reclassify the proceeds from the issuance of Class A common stock from permanent equity to temporary equity and correctly accounted for warrants issued by the Company as a liability within the financial statements. Management has determined that the material weakness was remediated during the three months ended June 30, 2022, due to enhancements made to our business processes and related internal controls during the period. The Company also ensured that the staff responsible for preparing and reviewing complex financial instruments have completed additional trainings and consulted with external financial advisors, where necessary, to account for complex financial instruments as prescribed by current accounting standards.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 25, 2021, our Annual Report, our Quarterly Report on
Form 10-Q for
the three months ended March 31, 2021 filed with the SEC on May 16, 2021 and our other SEC filings. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.
Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the
COVID-19
pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.
In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation, dated February 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40109) filed with the SEC on March 1, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021).

4.4	Warrant Agreement, dated February 24, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40109) filed with the SEC on March 1, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USHG ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Adam D. Sokoloff
	Name:	Adam D. Sokoloff
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Tiffany F. Daniele
	Name:	Tiffany F. Daniele
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)