Form 10-Q
period 2022-09-30
USHG Acquisition Corp.
filed 2022-11-14
CIK 1836894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40109

USHG Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4281417
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

853 Broadway, 17th Floor New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)
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
As of November 11
, 2022, 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 6,934,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

USHG ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		2

Item 1.	Condensed Financial Statements	2

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	3

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	4

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
USHG Acquisition Corp.
Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$199,140	$386,462
Prepaid expenses	208,637	459,422

Total current assets	407,777	845,884
Marketable securities held in Trust Account	289,072,839	287,516,155
Other assets	—	73,219

Total Assets	$289,480,616	$288,435,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$33,955
Note payable – related parties	500,000	—
Franchise tax payable	39,699	200,000
Accrued expenses	390,685	28,999

Total current liabilities	930,384	262,954
Deferred underwriting compensation	15,812,500	15,812,500
Derivative warrant liabilities	544,761	19,374,577
Deferred legal fees	809,359	1,311,703

Total liabilities	18,097,004	36,761,734

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 shares at $10.04 and $10.00 per share redemption value as of September 30, 2022 and December 31, 202 1 , respectively	288,653,262	287,500,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption), as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,934,500 shares issued and outstanding	693	693
Additional paid-in capital	—	—
Accumulated deficit	(17,270,343)	(35,827,169)

Total stockholders’ deficit	(17,269,650)	(35,826,476)

Total Liabilities and Stockholders’ Deficit	$289,480,616	$288,435,258

The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG Acquisition Corp.
Unaudited Condensed Statements of Operations

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Nine Months Ended September 30, 2021
Formation and operating costs	$293,883	$238,414	$1,462,092	$549,959
Franchise tax expenses	50,000	50,000	133,936	150,000

Loss from operations	(343,883)	(288,414)	(1,596,028)	(699,959)
Other Income (Expense):
Change in fair value of warrant liabilities	3,768,172	1,927,152	18,829,816	5,642,686
Legal fees paid by Counterparty	1,200,000	—	1,200,000	—
Interest on marketable securities in Trust Account	1,271,858	4,342	1,666,985	10,052
Offering costs allocated to derivative warrant liabilities	—	—	—	(757,984)

Income before income tax expense	5,896,147	1,643,080	20,100,773	4,194,795
Income tax expense	(319,777)	—	(390,685)	—

Net income	$5,576,370	$1,643,080	$19,710,088	$4,194,795

Weighted average shares outstanding of Class A common stock, basic and diluted	28,750,000	28,750,000	28,750,000	22,536,630

Basic and diluted net income per share of Class A common stock	$0.16	$0.05	$0.55	$0.14

Weighted average shares outstanding of Class B common stock, basic and diluted	6,934,500	6,934,500	6,934,500	6,934,500

Basic and diluted net income per share of Class B common stock	$0.16	$0.05	$0.55	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG Acquisition Corp.
Unaudited Condensed Statement of Changes in Stockholders’ Deficit
For the Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class B
	Shares	Amount
Balance as of January 1, 2022	6,934,500	$693	$—	$(35,827,169)	$(35,826,476)
Net income	—	—	—	5,718,592	5,718,592

Balance as of March 31, 2022 (unaudited)	6,934,500	$693	$—	$(30,108,577)	$(30,107,884)
Net income	—	—	—	8,415,126	8,415,126

Balance as of June 30, 2022 (unaudited)	6,934,500	$693	$—	$(21,693,451)	$(21,692,758)
Accretion of Class A common stock to redemption value	—	—	—	(1,153,262)	(1,153,262)
Net income	—	—	—	5,576,370	5,576,370

Balance as of September 30, 2022 (unaudited)	6,934,500	$693	$—	$(17,270,343)	$(17,269,650)

USHG Acquisition Corp.
Unaudited Condensed Statement of Changes in Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class B
	Shares	Amount
Balance as of January 1, 2021	6,934,500	$693	$23,427	$(10,000)	$14,120
Excess cash received over fair value of Private Placement Warrants	—	—	146,667	—	146,667
Accretion of Class A common stock to redemption value	—	—	(170,094)	(28,804,744)	(28,974,838)
Net income	—	—	—	3,766,309	3,766,309

Balance as of March 31, 2021 (unaudited)	6,934,500	$693	$—	$(25,048,435)	$(25,047,742)
Accretion of Class A c ommon s tock to redemption value for additional offering costs incurred in the period	—	—	—	(42,160)	(42,160)
Net loss	—	—	—	(1,214,594)	(1,214,594)

Balance as of June 30, 2021 (unaudited)	6,934,500	$693	$—	$(26,305,189)	$(26,304,496)
Net income	—	—	—	1,643,080	1,643,080

Balance as of September 30, 2021 (unaudited)	6,934,500	$693	$—	$(24,662,109)	$(24,661,416)

The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG Acquisition Corp.
Unaudited Condensed Statements of Cash Flows

	For The Nine Months Ended September 30, 2022	For The Nine Months Ended September 30, 2021
Cash Flows from Operating Activities
Net income	$19,710,088	$4,194,795
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities in Trust Account	(1,666,985)	(10,052)
Offering costs allocated to derivative warrant liabilities	—	757,984
Change in fair value of warrant liabilities	(18,829,816)	(5,642,686)
Legal fees paid by Counterparty	(1,200,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	250,785	(469,504)
Other assets	73,219	(187,387)
Accounts payable	(33,955)	19,650
Deferred legal fees	697,656	—
Franchise tax payable	(160,301)	150,000
Accrued expenses	361,686	13,995

Net cash used in operating activities	(797,623)	(1,173,205)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(287,500,000)
Trust Account withdrawal for Franchise Tax payments	110,301	—

Net cash provided by (used in) in investing activities	110,301	(287,500,000)

Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	500,000	336,017
Repayment of note payable and advances from related party	—	(336,017)
Proceeds from issuance of Class A common stock and warrants	—	289,500,000
Payment of offering costs	—	(219,607)

Net cash provided by financing activities	500,000	289,280,393

Net change in cash	(187,322)	607,188
Cash - beginning of period	386,462	24,120

Cash - end of period	$199,140	$631,308

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$255,000

Deferred legal fees	$—	$613,708

Deferred underwriting compensation	$—	$15,812,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

USHG ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not yet commenced operations. All activities from December 4, 2020 (inception) through September 30, 2022 relate to the Company’s formation, Initial Public Offering (the “Initial Public Offering”), which is described below, and due diligence activities on potential targets.
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
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note
4
) prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Liquidity and Going Concern Considerations
The Company has $199,140 in cash and a working capital deficit of $522,607 as of September 30, 2022. The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
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
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 and for future periods.

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $199,140 and $386,462 in cash and no cash equivalents, respectively.
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
s
of operations. See Note 6 for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the value of the Warrants.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money-market funds that is primarily invested in U.S. Treasury securities.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet
s
.
The Class A common stock subject to possible redemption reflected on the condensed balance sheet
s
as of September 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Class A common stock issuance costs	(15,887,832)
Fair value of Public Warrants at issuance	(13,129,167)

Plus:
Accretion of carrying value to redemption value	29,016,999

Class A common stock subject to possible redemption at December 31, 2021	$287,500,000
Remeasurement of carrying value to redemption value	—

Class A common stock subject to possible redemption at March 31, 2022	$287,500,000
Remeasurement of carrying value to redemption value	—

Class A common stock subject to possible redemption at June 30, 2022	$287,500,000
Remeasurement of carrying value to redemption value	1,153,262

Class A common stock subject to possible redemption at September 30, 2022	$288,653,262

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2022 and September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

As of September 30, 2022 and December 31, 2021 the carrying values of cash, accounts payable, franchise tax payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in a money market fund that is primarily invested in
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
Net Income Per Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted income per share, because the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination subject to adjustment.
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share, basic and diluted for Class A common stock is calculated by dividing the pro rata allocation of net income to shares of Class A common stock for the three and nine months ended September 30, 2022 and September 30, 2021, respectively, by the weighted average number of Class A common stock outstanding for the period. Net income per share basic and diluted for Class B common stock is calculated by dividing the pro rata allocation of net income to shares of Class B common stock for the three and nine months ended September 30, 2022 and September 30, 2021, respectively, by the weighted average number of Class B common stock outstanding for the period.

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Nine Months Ended September 30, 2021
Redeemable Class A Common Stock
Numerator: Net income allocable to Redeemable Class A Common Stock	$4,492,725	$1,323,783	$15,879,865	$3,207,768
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock	28,750,000	28,750,000	28,750,000	22,536,630

Basic and diluted net income per share of Class A common stock	$0.16	$0.05	$0.55	$0.14

Non-Redeemable Class B Common Stock
Numerator: Net income allocable to non-redeemable Class B Common Stock	$1,083,645	$319,297	$3,830,223	$987,027
Denominator: Weighted Average Non-Redeemable Class B Common Stock	6,934,500	6,934,500	6,934,500	6,934,500

Basic and diluted net income per share of Class B common stock	$0.16	$0.05	$0.55	$0.14

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible. The Company recorded an income tax provision of $319,777 and $0 for the three months ended September 30, 2022 and September 30, 2021, respectively. The Company recorded an income tax provision of $390,685 and $0 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The effective income tax rate for the three and nine
months ended September 30, 2022 and September 30, 2021 was 1.59% and 0.0%, respectively. The 0% effective income tax rate differs from the federal statutory rate of 21% as a result of non-deductible
transaction costs, and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. As of September 30, 2022 and December 31, 2021, the Company had $319,777 and $265,962 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company also considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance. For the three and nine
months ended September 30, 2022, and September 30, 2021, the valuation allowance was $319,777 and $0, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had $500,000 and no borrowings outstanding under the Working Capital Loans, respectively.
On March 29, 2022, the Company entered into a note agreement with related parties for a principal amount of $500,000, payable upon consummation of its initial Business Combination. No interest shall accrue on the outstanding principal. If the initial Business Combination is not consummated, the note will not be repaid, and all outstanding balance will be forgiven. Upon consummation of a Business Combination, each payee shall have the option, but not the obligation, to convert the principal balance of the note, in whole or in part, into warrants at a price of $1.50 per warrant, with the warrants being identical to the Private Placement Warrants. As of September 30, 2022, there was $500,000 outstanding under the note.
Administrative Services Agreement
The Company has entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company paid $30,000 and $90,000 for the services provided through the Administrative Services Agreement, respectively. For the three and nine months ended September 30, 2021, the Company paid $40,000 for the services provided through the Administrative Services Agreement. There were no outstanding administrative services payable as of September 30, 2022 and December 31, 2021.
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

Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 3,750,000 additional units at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased an additional 3,750,000 units at closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company incurred $15,812,500 in deferred underwriting costs, all of which was recorded as a reduction to temporary stockholders’ equity or deficit
, which were allocated between the common stock and Public Warrants sold in connection with the Initial Public Offering.
Deferred legal fees
The Company obtained legal advisory services in connection with the Initial Public Offering and agreed to pay their fees upon the consummation of the initial Business Combination. As of September 30, 2022, the Company recorded $809,359 in connection with such agreements in the accompanying unaudited condensed balance sheet, all of which will be paid upon the consummation of the Business Combination. $635,302 of these fees relate to deferred fees incurred after the Company’s Initial Public Offering, and the $174,057 of fees relate to the Merger. JAB Holding Company (the “Counterparty”) agreed to pay up to $1,200,000 on the Company’s behalf for legal fees related to the Merger, and the Counterparty paid a total of $1,200,000 of such
fees on the Company’s behalf during the three months ended September 30, 2022.
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
Note 6—Derivative Warrant Liabilities
The Company accounted for the 10,916,667 Warrants issued in connection with the Initial Public Offering (the 9,583,333 of Public Warrants and the 1,333,333 of Private Placement Warrants) in accordance with the guidance contained in ASC
815-
40 Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that, because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. On each remeasurement date, the derivative warrant liability will be adjusted to fair value, with the change in fair value recognized in the
C
ompany’s statements of operations.
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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. There were 3,750,000
P
ublic
W
arrants outstanding as of September 30, 2022 and December 31, 2021.
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
 outstanding as of September 30, 2022 and December 31, 2021
.
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

Note 7—Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 28,750,000 shares of common stock subject to possible redemption.
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
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law. As of September 30, 2022 and December 31, 2021, 6,934,500
shares of Class
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
Note 8—Fair Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
The Company’s investments held in the Trust Account is investments in money market funds that invest in U.S. government securities. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement
s
of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
The following table presents the estimated fair values of investments held in the Trust Account as of September 30, 2022:

	Level	Fair Value
U.S. Treasury Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$289,072,839

The following table presents the estimated fair values of investments held in the Trust Account as of December 31, 2021:

	Level	Fair Value
U.S. Treasury Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$287,516,155

The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the unaudited condensed statements of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$478,208	$—	$—	$478,208
Private Placement Warrants	—	—	66,553	66,553

Total warrant liabilities	$478,208	$—	$66,553	$544,761

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$15,909,292	$—	$—	$15,909,292
Private Placement Warrants	—	—	3,465,285	3,465,285

Total warrant liabilities	$15,909,292	$—	$3,465,285	$19,374,577

The Private Placement Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the volatility rate. The volatility applied was 3.80% based on implied volatilities from selected publicly traded warrants.
Beginning on April 19, 2021, the Public Warrants began trading under the ticker HUGSW. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants. Accordingly, the observable input qualifies the liability for treatment as a Level 1 liability. As of September 30, 2022, the Company valued the Public Warrants at their public trading price and classified the Public Warrants as Level 1. There were no transfers between levels during the three and nine month periods ended September 30, 2022.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Initial Public Offering price	$10.00	$10.00
Underlying asset price (per share)	$9.85	$10.37
Volatility	2.00%	32.25%
Time to Maturity (Years)	5.42	5.50
Risk-free rate	4.04%	1.31%
Dividend yield	0.00%	0.00%
The following tables present a summary of the changes in the fair value of the Warrants:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, January 1, 2022	$15,909,292	$3,465,285	$19,374,577
Recognized gain on change in fair value	(15,431,084)	(3,398,732)	(18,829,816)

Fair value, September 30, 2022	$478,208	$66,553	$544,761

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, January 1, 2021	$—	$—	$—
Initial value on March 1, 2021 (Initial Public Offering date)	13,129,167	1,853,333	14,982,500
Recognized gain on change in fair value	(4,935,417)	(707,269)	(5,642,686)

Fair value, September 30, 2021	$8,193,750	$1,146,064	$9,339,814

Note 9—Subsequent Events
In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the condensed balance sheet date but before the date the unaudited condensed financial statements are issued. The Company evaluated subsequent events that occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued and the Company has concluded that there are no events that would require adjustment or disclosure in the Company’s unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “expect,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance following the Initial Public Offering;

•	changes in laws or regulations, or a failure to comply with any laws or regulations;

•	the proximity to our liquidation date, liquidity condition and our ability to continue as a “going concern”; or

•	our ability to find an attractive target business with which to consummate an initial Business Combination due to adverse changes in global or regional economic conditions.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” of our final prospectus filed with the SEC on February 25, 2021, our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 14, 2022, our subsequent Quarterly Reports on Form 10-Q and our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Recent Developments

On November 8, 2021, we entered into the Investment Agreement with Panera and Merger Sub.

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

Liquidity and Going Concern Considerations

We had $199,140 in cash and a working capital deficit of $522,607 as of September 30, 2022. We have incurred and expect to incur additional significant costs in pursuit of our financing and acquisition plans. Additionally, we have until March 1, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 1, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our liquidity needs prior to September 30, 2022 were satisfied through the proceeds of $24,120 from the sale of the Founders Shares, loan from affiliates of our Sponsor of up to $300,000 under a promissory note (the “$300,000 Note”) and the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We repaid the $300,000 Note in full on February 26, 2021. Subsequent to September 30, 2022, our liquidity needs have been satisfied through an additional loan from affiliates of our Sponsor of $500,000.

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

For the nine months ended September 30, 2022, we had a net income of $19,710,088 which consisted of a $18,829,816 gain from the change in fair value of derivative warrant liabilities, $1,666,985 in interest income from funds held in the Trust Account and $1,200,000 in legal fees related to the Merger paid by the Counterparty on our behalf, offset by $1,462,092 in formation and operating costs, $133,936 in franchise tax expenses and $390,685 in income tax expenses.

For the nine months ended September 30, 2021, we had a net income of $4,194,795, which consisted of a $5,642,686 gain from the increase in fair value of derivative warrant liabilities and $10,052 in interest income from funds held in the Trust Account, offset by $549,959 in formation and operating costs and $150,000 in franchise tax expenses and $757,984 in offering costs allocated to derivative warrant liabilities.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, we had $500,000 and no borrowings outstanding under the Working Capital Loans, respectively.

On March 29, 2022, we entered into a note agreement with related parties for a principal amount of $500,000, payable upon consummation of our initial Business Combination. No interest shall accrue on the outstanding principal. If the initial Business Combination is not consummated, the note will not be repaid, and all outstanding balance will be forgiven. Upon consummation of a Business Combination, each payee shall have the option, but not the obligation, to convert the principal balance of the note, in whole or in part, into warrants at a price of $1.50 per warrant, with the warrants being identical to the Private Placement Warrants. As of September 30, 2022, there was $500,000 outstanding under the note.

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company paid $30,000 and $90,000 for the services provided through the Administrative Services Agreement, respectively. For the three and nine months ended September 30, 2021, the Company paid $40,000 for the services provided through the Administrative Services Agreement.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Derivative Warrant Liabilities

We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of September 30, 2022.

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

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 25, 2021, our Annual Report on Form 10-K filed with the SEC on March 14, 2022, our subsequent Quarterly Reports on Form 10-Q and our other SEC filings. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the nature and amount of any PIPE financing or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iii) the content of any regulations and other guidance issued by the Treasury Department and/or the Internal Revenue Service. In addition, because the excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our stock. Further, the application of the excise tax in the event of a liquidation is uncertain, and it is possible that the proceeds held in the Trust Account (in the event we are unable to complete a business combination in the required time and redeem 100% of our Class A common stock in accordance with our Amended and Restated Certificate of Incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

Our proximity to our liquidity condition and liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing- business regulations, including trade sanctions and tariffs or other global or regional occurrences.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation, dated February 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40109) filed with the SEC on March 1, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-252802), initially filed with the SEC on February 5, 2021).

4.4	Warrant Agreement, dated February 24, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40109) filed with the SEC on March 1, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USHG ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Adam D. Sokoloff
	Name:	Adam D. Sokoloff
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Tiffany F. Daniele
	Name:	Tiffany F. Daniele
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)